Form 10-Q
period 2004-03-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2004-05-06
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50453

DISTRIBUTED ENERGY SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-0177690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Technology Drive, Wallingford, CT 06492

(Address of registrant’s principal executive office)

(203) 678-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 4, 2004 was 35,409,316.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX to FORM 10-Q

PART I. FINANCIAL INFORMATION

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,325,719	$4,275,468
Marketable securities (Note 4)	52,740,173	69,572,423
Current portion of restricted cash	150,366	5,387,457
Accounts receivable, less allowances of $179,834 and $163,973, respectively	3,074,674	3,352,183
Costs in excess of billings on contracts in progress	263,811	421,355
Inventories (Note 5)	3,066,058	2,519,720
Deferred costs	4,385,774	3,321,550
Interest receivable	514,237	754,643
Other current assets	847,638	834,775

Total current assets	82,368,450	90,439,574

Fixed assets, net	21,346,581	21,726,948
Long-term portion of restricted cash	419,250	1,370,777
Intangible assets, net	5,053,984	5,515,996
Goodwill	24,191,187	24,191,187
Other assets, net	252,325	222,227

Total assets	$133,631,777	$143,466,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$354,450	$350,400
Current portion of capital lease	98,622	89,794
Accounts payable	908,143	2,901,720
Accrued expenses (Note 6 and 9)	1,241,141	4,130,447
Accrued compensation	1,640,255	1,130,009
Accrued taxes (Note 9)	1,018,890	1,043,619
Accrued service costs (Note 9)	21,887	23,300
Billings in excess of costs on contacts in progress	39,910	158,606
Deferred revenue	4,783,075	3,557,124
Customer advances	222,676	251,031

Total current liabilities	10,329,049	13,636,050

Long term liabilities:
Long-term debt	5,998,582	6,090,232
Long-term portion of capital lease	2,602,117	2,627,525

Total liabilities	18,929,748	22,353,807

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 35,406,316 and 35,356,848 shares issued and outstanding, respectively	354,063	353,568
Additional paid-in capital	220,047,637	220,207,640
Unearned compensation	(1,744,742)	(2,277,860)
Accumulated other comprehensive income (Note 4)	30,636	62,408
Accumulated deficit	(103,985,565)	(97,232,854)

Total stockholders’ equity	114,702,029	121,112,902

Total liabilities and stockholders’ equity	$133,631,777	$143,466,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Contract revenue	$1,778,480	$43,403
Product revenue	175,816	129,333

Total revenues	1,954,296	172,736
Costs and expenses:
Costs of contract revenue	1,603,239	162,680
Costs of production	572,622	798,740
Research and development	1,925,657	1,968,883
General and administrative	4,809,252	2,701,810

Total costs and expenses	8,910,770	5,632,113

Loss from operations	(6,956,474)	(5,459,377)
Interest income	289,952	896,469
Interest expense	(83,154)	(61,987)
Loss on disposal of fixed assets	—	(24,863)
Loss on foreign exchange	(3,035)	—

Net loss	$(6,752,711)	$(4,649,758)

Basic and diluted net loss per share	$(0.19)	$(0.14)

Shares used in computing basic and diluted net loss per share	35,373,541	33,457,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,752,711)	$(4,649,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962,702	350,489
Amortization of premiums on securities	266,772	198,360
Non-cash stock-based expense	343,158	131,012
Loss on disposal of assets	—	24,863
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	277,509	274,258
Inventories and deferred costs	(1,610,562)	(282,871)
Costs in excess of billings on contracts in progress	157,544	—
Other current assets and interest receivable	227,543	953,635
Other assets	(36,854)	11,577
Accounts payable and accrued expenses	(4,374,050)	(371,982)
Accrued taxes	(24,729)	(39,378)
Billings in excess of costs on contracts in progress	(118,696)	—
Deferred revenue and customer advances	1,197,596	307,141

Net cash used in operating activities	(9,484,778)	(3,092,654)

Cash flows from investing activities:
Purchases of fixed assets	(113,567)	(491,060)
Proceeds from the sale of fixed assets	—	1,975
Purchases of marketable securities	(21,997,294)	(105,493,250)
Proceeds from maturities and sales of marketable securities	38,531,000	116,376,000
Restricted cash	6,188,618	—

Net cash provided by investing activities	22,608,757	10,393,665

Cash flows from financing activities:
Debt principal payments	(104,180)	(83,850)
Proceeds from sale of common stock, net	14,656	17,278
Proceeds from exercise of stock options	15,796	4,609

Net cash used in financing activities	(73,728)	(61,963)

Net increase in cash and cash equivalents	13,050,251	7,239,048
Cash and cash equivalents at beginning of period	4,275,468	16,415,337

Cash and cash equivalents at end of period	$17,325,719	$23,654,385

Cash paid during the period for interest	$81,519	$64,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FORMATION AND OPERATIONS OF THE COMPANY

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

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Distributed Energy and its wholly owned subsidiaries, Proton and Northern, after elimination of significant intercompany transactions. The financial statements of Proton include the accounts of its wholly owned limited liability company, Technology Drive LLC, after elimination of significant intercompany transactions. The financial statements of Northern include the accounts of its wholly owned limited liability company, NPS Condo Association, after elimination of significant intercompany transactions. The operating results of Northern are included beginning December 11, 2003.

The condensed consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 15, 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following table sets forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended March 31,
	2004	2003
Net loss	(6,752,711)	(4,649,758)
Unrealized losses on marketable securities arising during the period	(31,772)	(386,015)

Total comprehensive loss	(6,784,483)	(5,035,773)

Revenue Recognition – Rental Revenue

The Company earns revenue from the rental of its HOGEN products. The Company accounts for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized month-to-month as services are performed over the term of the rental agreement. Rental revenue is included in product revenues on our statement of operations and totaled $35,000 and $0 for the three month periods ended March 31, 2004 and 2003, respectively.

Concentration of Risks

Concentration of credit risk exists with respect to cash and cash equivalents, accounts receivable, investments and vendors. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits. In addition, certain critical product components are only available from one source for which the source maintains proprietary rights.

For the quarter ended March 31, 2004, sales to one international customer and one domestic customer accounted for approximately 19% and 11% of total revenue, respectively. At March 31, 2004, accounts receivable from two customers accounted for approximately 43% of total accounts receivable.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period.

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended March 31:

	2004	2003
Net loss attributable to common stockholders:
As reported	$(6,752,711)	$(4,649,758)
Add: Stock-based employee compensation included in net loss	339,599	107,829
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(1,713,508)	(1,401,705)

Pro forma	$(8,126,620)	$(5,943,634)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.19)	$(0.14)

Pro forma	$(0.23)	$(0.18)

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

3.	RECENT ACCOUNTING GUIDANCE

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13. The adoption of SAB 104 has not had a material effect on the Company’s financial statements.

In December 2003, FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities—an interpretation of ARB 51” was issued. This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements, which replaces FIN 46, “Consolidation of Variable Interest Entities”, addresses consolidation by business enterprises of variable interest entities. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

4.	MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2004, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	March 31, 2004	December 31, 2003
Less than one year	$34,581,492	$46,174,423
One to five years	18,158,681	23,398,000

	$52,740,173	$69,572,423

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized gain from marketable securities was $30,636 and $62,408 at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the Company had five callable agency securities with a fair market value totaling approximately $21.2 million. Additionally, three investments approximating $11.8 million were called at par in 2004. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5.	INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	March 31, 2004	December 31, 2003
Raw materials	$1,318,307	$1,556,435
Work in process	1,530,168	722,607
Finished goods	217,583	240,678

	$3,066,058	$2,519,720

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $402,598 and $333,748 at March 31, 2004 and December 31, 2003, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	March 31, 2004	December 31, 2003
Costs incurred and estimated earnings on contracts in progress	$11,036,167	$13,340,014
Less: billings to date	10,812,266	13,077,265

Costs and earnings in excess of billings, net	$223,901	$262,749

	March 31, 2004	December 31, 2003
Costs in excess of billings on contracts in progress	$263,811	$421,355
Billings in excess of costs on contracts in progress	(39,910)	(158,606)

Costs and earnings in excess of billings, net	$223,901	$262,749

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2004	December 31, 2003
Accrued merger consideration	$—	$2,854,582
Accrued warranty	475,460	326,290
Accrued purchases	510,406	473,755
Other accruals	255,275	475,820

	$1,241,141	$4,130,447

7.	LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of 2,712,112 and 731,703 common stock options outstanding for the three month periods ending March 31, 2004 and 2003, respectively and 2,155,394 and 50,000 common stock warrants outstanding for the three month periods ending March 31, 2004 and 2003, respectively, since the effect would be antidilutive for all reporting periods.

8.	STOCK OPTION GRANTS

During 1999, 2000, and 2003, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $339,599 and $107,829 for the three-month periods ended March 31, 2004 and 2003, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Contracts

In November 1999, Proton entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”) to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement granted the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor met minimum purchases, as defined in the agreement. In January 2003, the exclusive distribution agreement with Matheson Inc., was jointly terminated. Under the terms of the settlement agreement Proton agreed to continue to support units under warranty, provide spare parts for five years, sell an additional 55 laboratory hydrogen generators, and agreed not to sell or market its own laboratory hydrogen generators under Proton’s or any other brand name before June 30, 2003. The commitment to sell an additional 55 units to Matheson was achieved in June 2003.

In 2001, Proton entered into a 10-year agreement with STM Power, Inc. (“STM”) for the exclusive supply of high-pressure hydrogen replenishment systems for Stirling Cycle Engines. Under an initial purchase order relating to this agreement, STM has agreed to provide $395,000 for the product development and delivery of prototype hydrogen replenishment systems. In 2002, Proton received purchase orders totaling approximately $550,000 for additional product development and delivery of 57 high-pressure hydrogen generators. The Company accounts for the STM contract in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In the fourth quarter of 2003, the Company recognized previously deferred revenue of $958,000 relating to this arrangement.

Also in 2001, Proton entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides Proton with financial assistance for up to $1.5 million, $600,000 under Phase I and $900,000 under Phase II of the agreement, to accelerate commercial deployment of the UNIGEN product. Proton is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds were subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in Proton by a third party, the sale of substantially all of Proton’s assets, the consolidation or merger of Proton with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, Proton records funds received as liabilities until it achieves the contract milestones, at which time such amounts are recognized as reductions in related costs and expenses. In December 2002, Proton was approved for Phase II funding under the agreement. The following table sets forth the cash advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product.

CCEF Advance Balance
December 31, 2001	$200,000
Advances	400,000
Milestone achieved	(600,000)

December 31, 2002	$—

Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	—
Milestone achieved	(150,000)

March 31, 2004	$75,000

Warranty

In October 2002, Proton learned of problems with sensor modules in its HOGEN 40 series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company contacted all of its HOGEN 40 series customers and arranged appropriate sensor testing and modifications. Since the initial recognition of this issue, the Company has replaced all but one HOGEN 40 series sensor and cell stack component in the field, and has completed the development and implementation of design changes to prevent the recurrence of these and similar problems in the future. For the year ended December 31, 2002 the Company recorded $2,462,000 for these service costs. Total expenditures related to this program amounted to $1,878,000 and $369,000 for the year ended December 31, 2003 and 2002, respectively. Additionally, in 2003 adjustments to the provision amounted to a decrease of approximately $197,000. As of March 31, 2004 $22,000 remains accrued for these costs. The liability for such service costs reflects management’s estimate, as of the date of this report, of the remaining cost of the program.

In the first quarter of 2004, the Company recorded a warranty contingency of $200,000 related to two of its HOGEN 380 units located outside of the United States. This contingency is the Company’s best estimate of anticipated costs associated with the units’ performance. The units are covered under our standard warranty, and as such the Company is liable up to the sales value of the units, approximately $245,000. In addition, as of March 31, 2004 the Company has fully reserved for the unpaid receivable balance of $35,000 related to these units. The Company does not currently anticipate incurring any costs outside of our contractual agreement.

The changes in the carrying amount of warranties for the three months ended March 31, 2003 and 2004 are as follows:

Balance as of December 31, 2002	$85,935
Warranties issued in 2003	—
Adjustments to provision	20,419
Warranty claims	(14,354)

Balance as of March 31, 2003	$92,000

Balance as of December 31, 2003	$326,290
Warranties issued in 2004	17,079
Adjustments to provision	195,685
Warranty claims	(63,594)

Balance as of March 31, 2004	$475,460

Retainage Provisions

Balances billed but not paid by the customer pursuant to retainage provisions in customer contracts are due either upon completion of the contracts and acceptance by the customer or expiration of the warranty period. At March 31, 2004 and December 31, 2003, the accounts receivable balance includes approximately $37,000 and $58,000, respectively, of retainage balances.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, a tax accrual of approximately $901,000 and $890,000 for certain state income and sales tax contingencies for which there may be exposure at March 31, 2004 and December 31, 2003, respectively. In addition, property and franchise tax accruals of approximately $118,000 and $154,000 are recorded within current liabilities at March 31, 2004 and December 31, 2003, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

Legal Proceedings

Between July 3, 2001 and September 6, 2001, five purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering (“IPO”) of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged Class Period of September 28, 2000 through and including December 6, 2000. On July 15, 2002 the Company joined in an omnibus motion to dismiss the lawsuits filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the Amended Complaint. Plaintiffs opposed the motion and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an Opinion and Order, granting in part and denying in part the motion to dismiss as to the Company. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the Amended Complaint. An order to that effect was entered by the Court in October 2002.

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding which was negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court. The Company believes it has meritorious defenses to the claims made in the Amended Complaint and, if the settlement is not finalized and approved, the Company intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

10.	SEGMENT FINANCIAL DATA

Management views the enterprise as two distinct operating segments, Proton and Northern, and makes decisions to allocate resources based upon those operating segments. Proton develops and manufactures proton exchange membrane, or PEM, electrochemical products. Northern designs, builds and installs both stand-alone and grid-connected electric power systems for industrial, commercial and government customers. For management reporting and control, the Company is divided into the operating segments as presented below. Each segment has general autonomy over its business operations.

Financial information as of and for the quarter ended March 31, 2004 (all amounts in $000s) is summarized below. For the quarter ended March 31, 2003, Proton was the only segment and comparative information is not relevant.

2004
Revenues:
Proton	$406
Northern	1,548
Eliminations and other	—

Consolidated	$1,954

Included within Northern’s revenues are sales to one international (United Kingdom) customer totaling approximately 19% of consolidated revenues. The Company believes it has no risk of foreign dependence.

2004
Loss from operations:
Proton	$(3,223)
Northern	(2,304)
Eliminations and other	(1,429)

Consolidated	$(6,956)

2004
Net loss:
Proton	$(3,278)
Northern	(2,333)
Eliminations and other	(1,142)

Consolidated	$(6,753)

2004
Total assets:
Proton	$99,800
Northern	39,033
Eliminations and other	(5,201)

Consolidated	$133,632

All assets of the Company are located in the United States.

11.	PRO FORMA INFORMATION (UNAUDITED)

The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company for the first quarter of 2003 assuming the acquisition of Northern occurred on January 1, 2003:

Three Months Ended March 31, 2003
Revenues:
Proton	$172,736
Northern	2,204,992
Other	(49,156)

Total revenues	$2,328,572
Net loss	$(8,952,266)
Net loss per share basic and diluted	$(0.26)

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003, and below in this Form 10-Q under the “Legal Proceedings” and “Certain Factors That May Affect Future Results” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Proton was founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Proton’s proprietary PEM technology is incorporated in two families of products: hydrogen generators, which Proton is currently manufacturing and delivering commercial models of to customers, and regenerative fuel cell systems, which Proton is currently developing.

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

Distributed Energy expects to incur additional operating losses in 2004 and cannot predict when it will become profitable, if ever.

Recent Developments

The following significant events occurred in 2004:

•	We strengthened our intellectual property position by bringing our total U.S. and foreign patent filings to 116. We now hold 26 issued U.S. patents and three issued European patents.

•	We announced that Dr. Larry M. Sweet, president of the Proton subsidiary, left the company to pursue other professional interests.

•	We announced the successful startup of two of Proton’s new HOGEN H Series onsite hydrogen generator at Mirant Corp.’s Zeeland, MI power plant. Proton also received its first four commercial orders for the HOGEN H Series hydrogen generators.

•	We achieved several key product milestones for the Proton hydrogen generator product line; specifically, we logged more than four million cell hours on approximately 350 installed units in the field in 2003 and reduced the overall cost of our PEM electrolysis cell stacks by 20 percent over the last year.

•	We have been selected, through our Northern subsidiary, to negotiate for a cooperative research agreement with the U.S. Department of Energy’s (DOE) National Renewable Energy Laboratory to develop a 2 Megawatt (MW) direct drive wind turbine for low wind speed sites. The wind energy project is proposed at a value of approximately $8.3 million over a four-year period.

•	We announced our intention to provide hydrogen generation and fueling technologies as key infrastructure components for California’s new “Hydrogen Highway” and renewable energy economy.

•	We announced Proton’s selection as a member of the Air Products team that will participate in DOE’s hydrogen infrastructure demonstration and validation project.

•	We announced Proton’s award of a Phase II contract to continue development on its regenerative solar/PEM fuel cell demonstration system for the Naval Air Warfare Center Weapons Division at China Lake, California.

Critical Accounting Judgments and Estimates

Distributed Energy’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared by Distributed Energy in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires Distributed Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Distributed Energy’s estimates include those related to revenue recognition, income taxes, depreciable lives of equipment, warranty obligations and contingency accruals. Distributed Energy bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The audit committee of Distributed Energy’s board of directors has discussed Distributed Energy’s critical accounting policies with management and Distributed Energy’s independent accountants. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 15, 2004.

Recent Accounting Guidance

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13. The adoption of SAB 104 has not had a material effect on the Company’s financial statements.

In December 2003, FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities—an interpretation of ARB 51” was issued. This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements, which replaces FIN 46, “Consolidation of Variable Interest Entities”, addresses consolidation by business enterprises of variable interest entities. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

Contract revenue. Contract revenue increased from $43,000 for the three months ended March 31, 2003 to $1.8 million for the comparable period in 2004. The increase was due principally to the inclusion of $1.5 million from our Northern subsidiary, acquired in December 2003, for the three months ended March 31, 2004 and an $187,000 increase in Proton’s contract revenues period to period. Proton’s increased contract revenue was due to an increase to five active contracts from three for the three months ended March 31, 2004 and 2003, respectively. Of the active Proton contracts, revenue was recognized on five versus one for the three months ended March 31, 2004 and 2003, respectively. In the future, we expect to continue to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue. Product revenue increased from $129,000 for the three months ended March 31, 2003 to $176,000 for the comparable period in 2004. The increase is attributable to an increase of $73,000 related to service, rental and other revenues, offset by decreased laboratory generator derived revenues of $26,000. Product revenue for the three months ended March 31, 2003 is predominantly comprised of laboratory generator product revenue recognized upon the expiration of the related warranty period for 24 units. Product revenue for the three months ended March 31, 2004 is comprised of laboratory generator product revenue recognized upon shipment of thirteen units. Five units were sold with a two year warranty; Proton currently lacks adequate history to recognize revenue on laboratory units shipped with a two year warranty. Approximately $28,000 of revenue has been deferred for those units sold with a two year warranty.

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

Units shipped. Total units shipped decreased from 35 for the three months ended March 31, 2003 to 30 for the comparable period in 2004. Shipments of the HOGEN 40 series units increased from three for the first quarter 2003 to 12 for the first quarter 2004. Shipments of our laboratory generator units decreased from 32 for the first quarter 2003 to 18 for the first quarter 2004. Total revenue deferred in the first quarter 2004 related to these units shipped was approximately $678,000. During 2003 the Company was in the process of replacing cell stacks in accordance with its cell stack replacement program described below and in Note 9 of the financial statements. As a result, production and selling efforts with respect to the HOGEN 40 series units were curtailed. The decrease in laboratory generator unit shipments is attributable to the Company’s terminated agreement with Matheson Tri-Gas, Inc. in January 2003, under which the Company agreed not to sell or market the units before June 30, 2003 as discussed above.

Costs of contract revenue. Costs of contract revenue increased from $163,000 for the three months ended March 31, 2003 to $1.6 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s contract costs of $1.4 million. The remaining increase was due to Proton’s increased contract costs due to an increase to five active contracts from three for the three months ended March 31, 2004 and 2003, respectively. Of the active Proton contracts, costs were recognized on five versus one for the three months ended March 31, 2004 and 2003, respectively.

Costs of production. Costs of production decreased from $799,000 for the three months ended March 31, 2003 to $573,000 for the comparable period in 2004. The amounts in 2003 reflect an additional $510,000 lower of cost or market and obsolescence adjustments recorded associated with modifications made to our cell stack design, as previously discussed, as well as $20,000 more in recognized laboratory generator costs, and $20,000 more in costs associated with demonstration units shipped. Cost decreases in 2004 are primarily offset by increases of $200,000 directly associated with our estimated loss provision on HOGEN 380 units located outside of the United States, $50,000 on other general warranty provisions and $100,000 in increased service and rental related expenditures.

Research and development expenses. Research and development expenses decreased from $2.0 million for the three months ended March 31, 2003 to $1.9 million for the comparable period in 2004. The decrease is attributable to a $318,000 overall decrease in Proton’s research and development activities, included within which was a reduction of expenses of approximately $125,000 in the period ended March 31, 2004 due to the sale of platinum scrap, offset by the inclusion of $275,000 related to Northern’s research and development efforts in the three months ended March 31, 2004 versus March 31, 2003. The research and development activities are primarily related to PEM technology in our regenerative fuel cell systems and our hydrogen generators. The decrease in Proton’s research and development expense is directly related to headcount reductions attributable to workforce reductions and attrition experienced in 2003. We expect our research and development expenses to remain level or decrease for the next twelve months.

General and administrative expenses. General and administrative expenses increased from $2.7 million for the three months ended March 31, 2003 to $4.8 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s general and administrative costs of $2.2 million. These increases were offset by lower professional service expenditures, which were incurred in 2003 related to our acquisition of Northern.

Interest income. Interest income decreased from $896,000 for the three months ended March 31, 2003 to $290,000 for the comparable period in 2004. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the three months ended March 31, 2004 and 2003 were approximately $71.6 million and $148.2 million, respectively. The average interest rates for the three months ended March 31, 2004 and 2003 were approximately 1.6% and 2.4%, respectively.

Interest expense. Interest expense increased from $62,000 for the three months ended March 31, 2003 to $83,000 for the comparable period in 2004. The increase was the result of an increased average debt balance due primarily to the inclusion in the first quarter 2004 of Northern’s capital lease obligation and payments made by Northern on this obligation beginning in February 2004.

Liquidity and Capital Resources

Since its inception in August 1996 through December 2003, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of March 31, 2004, Distributed Energy had $70.1 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $9.5 million for the three months ended March 31, 2004 and was primarily attributable to the Company’s net loss and decreases in accounts payable and accrued expenses, increases in inventory and deferred costs, offset by increases in deferred revenues and contract advances, as well as the add back of certain non-cash related expenditures. Cash used in operating activities was $3.1 million for the three months ended March 31, 2003 and was primarily attributable to the Company’s net loss offset by a net increase in operating assets and liabilities and the add back of certain non-cash related expenditures and losses.

Cash provided by investing activities was $22.6 million for the three months ended March 31, 2004 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities, and decreases in restricted cash. Cash provided by investing activities was $10.4 million for the three months ended March 31, 2003 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets.

Cash used in financing activities was $74,000 for the three months ended March 31, 2004 and was primarily attributable to payments under Proton’s and Northern’s debt agreements. Cash used by financing activities was $62,000 for the three months ended March 31, 2003 and was primarily attributable to payments under Proton’s debt agreement.

Distributed Energy anticipates that its cash and marketable securities on hand as of March 31, 2004 will be adequate to fund its operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, Distributed Energy expects to continue to fund the production of its hydrogen generators and fund on-going project costs as well as continuing its research and development activities. Distributed Energy cannot ensure that it will not require additional financing to fund its operations or that, if required, any further financing will be available to Distributed Energy on acceptable terms, or at all. If sufficient funds are not available, Distributed Energy may be required to delay, reduce or eliminate some of its research and development, manufacturing, or contract programs. The terms of any additional financing may require Distributed Energy to relinquish rights to its technologies or potential products or other assets.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

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

Distributed Energy has incurred substantial losses since it was founded and anticipates it will continue to incur substantial losses in the future. As of March 31, 2004, Distributed Energy had an accumulated deficit of approximately $104 million. Distributed Energy cannot predict when it will operate profitably, if ever. Distributed Energy expects to continue to incur expenses related to research and development activities, expansion of its manufacturing facilities and general administrative functions. As a result, Distributed Energy anticipates that it will continue to incur losses until it can cost-effectively produce and sell its hydrogen generators. Even if Distributed Energy does achieve profitability, Distributed Energy may be unable to sustain or increase its profitability in the future.

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

Northern’s future growth is based in part on increased use of distributed generation technologies. Distributed generation is an emerging market, and it is difficult to predict the rate at which it will develop. If a sustainable market for distributed generation fails to develop or develops more slowly than Northern anticipates, its ability to grow and achieve profitability will be negatively impacted. Many of the factors that influence the rate of adoption of distributed generation technologies are out of Northern’s control. Some such factors that Northern cannot control are:

•	utility electric rates;

•	changes in federal, state and local regulatory requirements;

•	changes in federal and state incentives and subsidies;

•	cost, quality, performance and availability of the alternative generating technologies that Northern uses in its onsite power systems;

•	costs and availability of natural gas and other fuels used in alternative generating technologies;

•	changes in commercial and industrial customers’ perceptions regarding distributed generation;

•	availability of financing for distributed generation vendors, developers and users;

•	economic downturns and related reductions in capital spending; and

•	demand for and valuation of emissions trading credits generated by distributed generation systems.

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

Northern depends on a small number of customers, and termination of a project by one or more of these customers could harm Northern’s business

A high percentage of Northern’s sales are concentrated in only a few contracts. Failure on the part of Northern or Northern’s customers to perform or deliver on any one of these contracts could have a major impact on Northern’s annual operating results. In addition, most of Northern’s customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects Northern to a high degree of customer credit risk and risk of non-performance by its vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay Northern’s completion of the project and trigger liquidated or consequential damages or other penalties as may be stipulated in Northern’s contracts with its customers.

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

Northern has sold and continues to sell its power systems in numerous local, state and foreign jurisdictions. Each jurisdiction’s sales and income tax rules and regulations are different and evolving. Northern and its auditors often must make subjective judgments as to whether or not it has established tax nexus in certain jurisdictions where it sells its services and systems and as to whether and how much tax is due on these sales. Northern may be audited at any time by any jurisdiction where it has done business and may be required to pay additional taxes, penalties and interest. There can be no assurances that Northern has not or will not incur additional tax liabilities over and above what is currently recognized in its financial statements.

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

Distributed Energy’s success depends upon the continued service of its executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of Distributed Energy’s executive officers or key employees, especially Walter W. Schroeder or Clint Coleman, could impair Distributed Energy’s ability to pursue its growth strategy. Distributed Energy does not have employment agreements with any of its key executives. Distributed Energy may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

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

Distributed Energy’s directors, executive officers and individuals or entities affiliated with Distributed Energy’s directors as a group beneficially own, approximately 20% of Proton’s outstanding common stock at March 31, 2004. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of Distributed Energy’s directors, and the approval of any other action requiring the approval of Distributed Energy’s stockholders, including any amendments to Distributed Energy’s certificate of incorporation and mergers or sales of substantially all of Distributed Energy’s assets. In addition, without the consent of these stockholders, Distributed Energy could be prevented from entering into transactions that could be beneficial to it or its other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Distributed Energy at a price per share that is above the then-current market price.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company holds marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. The Company’s marketable securities portfolio of approximately $52.7 million includes five callable agency securities with a fair market value totaling approximately $21.2 million. In the first quarter of 2004, three investments approximating $11.8 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Between July 3, 2001 and September 6, 2001, five purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering (“IPO”) of common stock. All of the complaints were filed allegedly on behalf of persons who purchased the Company’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged Class Period of September 28, 2000 through and including December 6, 2000. On July 15, 2002 the Company joined in an omnibus motion to dismiss the lawsuits filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the Amended Complaint. Plaintiffs opposed the motion and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an Opinion and Order, granting in part and denying in part the motion to dismiss as to the Company. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the Amended Complaint. An order to that effect was entered by the Court in October 2002.

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding which was negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court. The Company believes it has meritorious defenses to the claims made in the Amended Complaint and, if the settlement is not finalized and approved, the Company intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 2.	Changes in Securities and Use of Proceeds

On October 4, 2000, Proton closed an initial public offering of its common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement was 333-39748.

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of March 31, 2004, approximately $57.2 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern Power Systems, Inc (the “Acquisition”). The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.	Default upon Senior Securities

Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.	Other Information

Not Applicable.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31 – Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 11, 2004, the Registrant furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended December 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On February 20, 2004, the Registrant filed a Report on Form 8-K/A, reporting that Proton Energy Systems, Inc. and Northern Power Systems, Inc. combined their businesses by merging with and into separate acquisition subsidiaries of Distributed Energy Systems Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2004	DISTRIBUTED ENERGY SYSTEMS CORP. (Registrant)

	By:	/s/ WALTER W. SCHROEDER

Walter W. Schroeder
President

	By:	/s/ JOHN A. GLIDDEN

John A. Glidden
Principal Financial and Accounting Officer