Form 10-Q
period 2004-06-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2004-08-04
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 3, 2004 was 35,504,615.

DISTRIBUTED ENERGY SYSTEMS CORP.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,663,335	$4,275,468
Marketable securities (Note 4)	60,221,608	69,572,423
Current portion of restricted cash	150,518	5,387,457
Accounts receivable, less allowances of $177,834 and $163,973, respectively	4,270,737	3,352,183
Costs in excess of billings on contracts in progress	93,329	421,355
Inventories (Note 5)	3,990,865	2,519,720
Deferred costs	3,492,737	3,321,550
Interest receivable	374,986	754,643
Other current assets	550,675	834,775

Total current assets	78,808,790	90,439,574

Fixed assets, net	21,026,809	21,726,948
Long-term portion of restricted cash	419,250	1,370,777
Intangible assets, net	4,591,972	5,515,996
Goodwill	24,191,187	24,191,187
Other assets, net	262,140	222,227

Total assets	$129,300,148	$143,466,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$358,500	$350,400
Current portion of capital lease	99,425	89,794
Accounts payable	978,143	2,901,720
Accrued expenses (Note 6 and 9)	897,134	4,130,447
Accrued compensation	1,581,013	1,130,009
Accrued taxes (Note 9)	1,013,208	1,043,619
Accrued service costs (Note 9)	21,887	23,300
Billings in excess of costs on contacts in progress	3,027,080	158,606
Deferred revenue	3,614,880	3,557,124
Customer advances	333,040	251,031

Total current liabilities	11,924,310	13,636,050

Long term liabilities:
Long-term debt	5,906,932	6,090,232
Long-term portion of capital lease	2,574,990	2,627,525

Total liabilities	20,406,232	22,353,807

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 35,496,167 and 35,356,848 shares issued and outstanding, respectively	354,962	353,568
Additional paid-in capital	220,094,636	220,207,640
Unearned compensation	(1,457,320)	(2,277,860)
Accumulated other comprehensive (loss) income (Note 4)	(218,656)	62,408
Accumulated deficit	(109,879,706)	(97,232,854)

Total stockholders’ equity	108,893,916	121,112,902

Total liabilities and stockholders’ equity	$129,300,148	$143,466,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Contract revenue	$3,201,923	$232,181	$4,980,404	$275,584
Product revenue	1,118,614	219,565	1,294,431	348,898

Total revenues	4,320,537	451,746	6,274,835	624,482
Costs and expenses:
Costs of contract revenue	3,094,674	301,916	4,697,915	464,596
Costs of production	1,418,194	222,531	1,990,816	1,021,271
Research and development	1,416,786	1,501,816	3,342,442	3,470,699
General and administrative	4,432,093	2,305,961	9,241,345	5,007,770

Total costs and expenses	10,361,747	4,332,224	19,272,518	9,964,336

Loss from operations	(6,041,210)	(3,880,478)	(12,997,683)	(9,339,854)
Interest income	223,420	718,859	513,371	1,615,328
Interest expense	(75,728)	(61,917)	(158,882)	(123,904)
Gain (loss) on disposal of fixed assets	—	3,309	—	(21,555)
Gain on sale of marketable securities	—	4,915	—	4,915
Loss on foreign exchange	(623)	—	(3,658)	—

Net loss	$(5,894,141)	$(3,215,312)	$(12,646,852)	$(7,865,070)

Basic and diluted net loss per share	$(0.17)	$(0.10)	$(0.36)	$(0.23)

Shares used in computing basic and diluted net loss per share	35,427,806	33,632,575	35,400,673	33,545,341

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,646,852)	$(7,865,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,926,514	722,446
Amortization of premiums on securities	483,985	433,178
Non-cash stock-based expense	586,557	256,399
Gain on sale of marketable securities	—	(4,915)
Impairment of assets (Note 2)	184,642	—
Loss on disposal of assets	—	21,555
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	(918,554)	(83,973)
Inventories and deferred costs	(1,642,332)	(597,330)
Costs in excess of billings on contracts in progress	328,026	—
Other current assets and interest receivable	663,757	861,484
Other assets	(53,425)	(383,485)
Accounts payable and accrued expenses	(4,707,125)	(1,411,236)
Accrued taxes	(30,585)	(43,946)
Billings in excess of costs on contracts in progress	2,868,474	—
Deferred revenue and customer advances	139,765	1,507,646

Net cash used in operating activities	(12,817,153)	(6,587,247)

Cash flows from investing activities:
Purchases of fixed assets	(473,481)	(1,174,949)
Proceeds from the sale of fixed assets	—	10,558
Purchases of marketable securities	(56,990,234)	(181,071,700)
Proceeds from maturities and sales of marketable securities	65,576,000	217,029,709
Restricted cash	6,188,466	(1,640,844)

Net cash provided by investing activities	14,300,751	33,152,774

Cash flows from financing activities:
Debt principal payments	(218,104)	(167,700)
Cash distribution	—	(33,927,297)
Proceeds from sale of common stock, net	52,594	39,715
Proceeds from exercise of stock options	69,779	120,078

Net cash used in financing activities	(95,731)	(33,935,204)

Net increase (decrease) in cash and cash equivalents	1,387,867	(7,369,677)
Cash and cash equivalents at beginning of period	4,275,468	16,415,337

Cash and cash equivalents at end of period	$5,663,335	$9,045,660

Cash paid during the period for interest	$160,981	$126,362

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

On December 10, 2003, Distributed Energy announced the completion of its acquisition of Northern (the “Acquisition”). The merger was accounted for as a purchase of Northern by Distributed Energy, Proton was merged into Distributed Energy as a subsidiary. As part of the acquisition, each outstanding share of Proton, a public company traded on the NASDAQ and a manufacturer of hydrogen generators and regenerative fuel cell systems, was exchanged for a share of Distributed Energy common stock. Together, as subsidiaries of Distributed Energy, Proton and Northern offer an array of practical energy technologies, including Proton’s advanced hydrogen generation products and Northern’s renewable and fossil-fuel power systems. At the close of market on December 10, 2003, the NASDAQ National Market ceased trading of Proton shares. Effective December 11, 2003, NASDAQ began trading shares of Distributed Energy on the National Market under the ticker symbol “DESC.” The results of operations of Northern have been included in the financial statements of the Company as of December 11, 2003.

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

The condensed consolidated financial statements as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended June 30,
	2004	2003
Net loss	(5,894,141)	(3,215,312)

Unrealized losses on marketable securities arising in period	(249,292)	(236,460)
Reclassification adjustments for gains included in net income	—	(4,915)

Net unrealized losses on marketable securities	(249,292)	(241,375)

Total comprehensive loss	(6,143,433)	(3,456,687)

	Six Months Ended June 30,
	2004	2003
Net loss	(12,646,852)	(7,865,070)

Unrealized losses on marketable securities arising in period	(281,063)	(622,474)
Reclassification adjustments for gains included in net income	—	(4,915)

Net unrealized losses on marketable securities	(281,063)	(627,389)

Total comprehensive loss	(12,927,915)	(8,492,459)

Revenue Recognition—Rental Revenue

The Company earns revenue from the rental of its HOGEN products. The Company accounts for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized month-to-month as services are performed over the term of the rental agreement. Rental revenue is included in product revenues in the condensed consolidated statements of operations and totaled $75,000 and $0 for the six month periods ended June 30, 2004 and 2003, respectively.

Concentration of Risks

Concentration of credit risk exists with respect to cash and cash equivalents, accounts receivable, investments and vendors. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits. In addition, certain critical product components are only available from one source for which the source maintains proprietary rights. Concentration of credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

For the quarter ended June 30, 2004, sales to nine customers accounted for approximately 49% of total revenue. For the six months ended June 30, 2004, sales to eight customers accounted for approximately 43% of total revenue. At June 30, 2004, accounts receivable from one customer accounted for approximately 46% of total accounts receivable.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended June 30:

	2004	2003
Net loss attributable to common stockholders:
As reported	$(5,894,141)	$(3,215,312)
Add: Stock-based employee compensation included in net loss	245,056	109,011
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(1,512,231)	(1,421,303)

Pro forma	$(7,161,316)	$(4,527,604)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.17)	$(0.10)

Pro forma	$(0.20)	$(0.13)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the six months ended June 30:

	2004	2003
Net loss attributable to common stockholders:
As reported	$(12,646,852)	$(7,865,070)
Add: Stock-based employee compensation included in net loss	584,655	216,840
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(3,225,739)	(2,823,008)

Pro forma	$(15,287,936)	$(10,471,238)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.36)	$(0.23)

Pro forma	$(0.43)	$(0.31)

Long-lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that impaired long-lived assets be written down to their fair value. During the three months ended June 30, 2004, the Company decided to curtail production of its HOGEN 380 Series hydrogen generators. As a result, the Company, within the Proton segment, reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds. Additionally, the Company recognized an impairment loss of approximately $185,000 for the three months ended June 30, 2004, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

3.    RECENT ACCOUNTING GUIDANCE

In December 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13. The adoption of SAB 104 has not had a material effect on the Company’s financial statements.

In December 2003, FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities—an interpretation of ARB 51” was issued. This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FIN 46, “Consolidation of Variable Interest Entities”, addresses consolidation by business enterprises of variable interest entities. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R has not had a material effect on the Company’s financial statements.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2004, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	June 30, 2004	December 31, 2003
Less than one year	$44,072,512	$46,174,423
One to five years	16,149,096	23,398,000

	$60,221,608	$69,572,423

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized (loss) gain from marketable securities was ($218,656) and $62,408 at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Company had five callable agency securities with a fair market value totaling approximately $24.7 million. Additionally, four investments approximating $18.3 million were called at par in 2004. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5.    INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	June 30, 2004	December 31, 2003
Raw materials	$1,618,493	$1,556,435
Work in process	1,948,309	722,607
Finished goods	424,063	240,678

	$3,990,865	$2,519,720

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $436,499 and $333,748 at June 30, 2004 and December 31, 2003, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	June 30, 2004	December 31, 2003
Costs incurred and estimated earnings on contracts in progress	$12,283,757	$13,340,014
Less: billings to date	15,217,508	13,077,265

Costs and earnings in excess of (less than) billings, net	$(2,933,751)	$262,749

	June 30, 2004	December 31, 2003
Costs in excess of billings on contracts in progress	$93,329	$421,355
Billings in excess of costs on contracts in progress	(3,027,080)	(158,606)

Costs and earnings in excess of (less than) billings, net	$(2,933,751)	$262,749

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2004	December 31, 2003
Accrued merger consideration	$—	$2,854,582
Accrued warranty	434,003	326,290
Accrued purchases	242,396	533,278
Other accruals	220,735	416,297

	$897,134	$4,130,447

7.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of 2,531,063 and 609,556 common stock options outstanding for the three-month periods ending June 30, 2004 and 2003, respectively, and 2,155,394 and 50,000 common stock warrants outstanding for the three-month periods ending June 30, 2004 and 2003, respectively, since the effect would be antidilutive for all reporting periods. No effect has been given to the exercise of 2,584,142 and 994,792 common stock options outstanding for the six-month periods ending June 30, 2004 and 2003, respectively, and 2,155,394 and 50,000 common stock warrants outstanding for the six-month periods ending June 30, 2004 and 2003, respectively, since the effect would be antidilutive for all reporting periods.

8.    STOCK OPTION GRANTS

During 1999, 2000, and 2003, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $245,056 and $109,011 for the three-month periods ended June 30, 2004 and 2003, respectively, and $584,655 and $216,840 for the six-month periods ended June 30, 2004 and 2003, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Contracts

In November 1999, Proton entered into an agreement with Matheson Tri-Gas, Inc. (“Matheson”) to develop, market and distribute hydrogen generators to be used solely in laboratory applications. This agreement granted the distributor worldwide exclusivity to the commercial sale of this product during the fifteen-year term of the contract as long as the distributor met minimum purchases, as defined in the agreement. In January 2003 the exclusive distribution agreement with Matheson was jointly terminated. Under the terms of the settlement agreement Proton agreed to continue to support units under warranty, provide spare parts for five years at market value, sell an additional 55 laboratory hydrogen generators, and agreed not to sell or market its own laboratory hydrogen generators under Proton’s or any other brand name before June 30, 2003. The commitment to sell an additional 55 units to Matheson was achieved in June 2003.

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

Also in 2001, Proton entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides Proton with financial assistance for up to $1.5 million, $600,000 under Phase I and $900,000 under Phase II of the agreement, to accelerate commercial deployment of the UNIGEN product. Proton is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. However, prior to the achievement of milestones described in this agreement, these funds were subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in Proton by a third party, the sale of substantially all of Proton’s assets, the consolidation or merger of Proton with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, Proton records funds received as liabilities until it achieves the contract milestones, at which time such amounts are recognized as reductions in related costs and expenses. In December 2002, Proton was approved for Phase II funding under the agreement. The following table sets forth the customer advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product.

CCEF Advance Balance
December 31, 2001	$200,000
Advances	400,000
Milestone achieved	(600,000)

December 31, 2002	$—

Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	—
Milestone achieved	(150,000)

June 30, 2004	$75,000

Warranty

In October 2002, Proton learned of problems with sensor modules in its HOGEN 40 series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company contacted all of its HOGEN 40 series customers and arranged appropriate sensor testing and modifications. Since the initial recognition of this issue, the Company has replaced all but one HOGEN 40 series sensor and cell stack component in the field, and has completed the development and implementation of design changes to prevent the recurrence of these and similar problems in the future. For the year ended December 31, 2002 the Company recorded $2,462,000 for these service costs. Total expenditures related to this program amounted to $1,878,000 and $369,000 for the year ended December 31, 2003 and 2002, respectively. Additionally, in 2003 adjustments to the provision amounted to a decrease of approximately $197,000. As of June 30, 2004 $22,000 remains accrued for these costs. The liability for such service costs reflects management’s estimate, as of June 30, 2004, of the remaining cost of the program.

The Company has recorded a warranty contingency of $210,000 related to two of its HOGEN 380 units located outside of the United States. This contingency is the Company’s best estimate of anticipated costs associated with the units’ performance. The units are covered under our standard warranty, and as such the Company is liable up to the sales value of the units, approximately $245,000. In addition, as of June 30, 2004 the Company has fully reserved for the unpaid receivable balance of $35,000 related to these units. The Company does not currently anticipate incurring any costs outside of our contractual agreement.

The changes in the carrying amount of warranties for the six-months ended June 30, 2003 and 2004 are as follows:

Balance as of December 31, 2002	$85,935
Warranties issued in 2003	—
Adjustments to provision	13,482
Warranty claims	(17,384)

Balance as of June 30, 2003	$82,033

Balance as of December 31, 2003	$326,290
Warranties issued in 2004	42,416
Adjustments to provision	286,369
Warranty claims	(221,072)

Balance as of June 30, 2004	$434,003

Retainage Provisions

Balances billed but not paid by the customer pursuant to retainage provisions in customer contracts are due either upon completion of the contracts and acceptance by the customer or expiration of the warranty period. At June 30, 2004 and December 31, 2003, the accounts receivable balance includes approximately $40,000 and $58,000, respectively, of retainage balances.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, a tax accrual of approximately $902,000 and $890,000 for certain state income and sales tax contingencies for which there may be exposure at June 30, 2004 and December 31, 2003, respectively. In addition, property and franchise tax accruals of approximately $111,000 and $154,000 are recorded within current liabilities at June 30, 2004 and December 31, 2003, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

A special Litigation Committee of the Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the Court. The Company believes it has meritorious defenses to the claims made in the Amended Complaint and, if the settlement is not approved, the Company intends to contest the lawsuits vigorously. However, there can be no assurance that the Company will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in the Company’s favor, could be substantial.

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

Financial information as of and for the quarter ended June 30, 2004 (all amounts in $000s) is summarized below. For the three and six-month periods ended June 30, 2003, Proton was the only segment and comparative information is not relevant.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenues:
Proton	$1,554	$1,960
Northern	2,767	4,315
Eliminations and other	—	—

Consolidated	$4,321	$6,275

Included within Northern’s revenues for the six months ended June 30, 2004 are sales to one international (United Kingdom) customer totaling approximately 6% of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Loss from operations:
Proton	$(2,637)	$(5,860)
Northern	(2,378)	(4,682)
Eliminations and other	(1,026)	(2,456)

Consolidated	$(6,041)	$(12,998)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net loss:
Proton	$(2,692)	$(5,970)
Northern	(2,398)	(4,731)
Eliminations and other	(804)	(1,946)

Consolidated	$(5,894)	$(12,647)

2004
Total assets:
Proton	$96,054
Northern	39,767
Eliminations and other	(6,521)

Consolidated	$129,300

All assets of the Company are located in the United States.

11.    PRO FORMA INFORMATION (UNAUDITED)

The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company for the three and six-months ended June 30, 2003 assuming the acquisition of Northern occurred on January 1, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenues:
Proton	$451,746	$624,482
Northern	6,585,585	8,790,577
Other	—	(49,156)

Total revenues	$7,037,331	$9,365,903
Net loss	$(4,713,235)	$(13,643,742)
Net loss per share basic and diluted	$(0.13)	$(0.39)

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period indicated.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Proton was founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Proton’s proprietary PEM technology is incorporated in two families of products: hydrogen generators of which Proton is currently manufacturing and delivering commercial models to customers, and regenerative fuel cell systems, which Proton is currently developing.

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

Distributed Energy expects to incur additional operating losses in 2004 and cannot predict when it will become profitable, if ever.

Recent Developments

The following significant events occurred in 2004:

•	We strengthened our intellectual property position by bringing our total U.S. and foreign patent filings to 130. We now hold 27 issued U.S. patents and three issued European patents.

•	We have been selected, through our Northern subsidiary, to negotiate for a cooperative research agreement with the U.S. Department of Energy’s (DOE) National Renewable Energy Laboratory to develop a 2 Megawatt (MW) direct drive wind turbine for low wind speed sites. The wind energy project is proposed at a value of approximately $8.3 million over a four-year period.

•	We announced Proton’s selection as a member of the Air Products team that will participate in DOE’s hydrogen infrastructure demonstration and validation project.

•	We announced Proton’s award of a Phase II contract to continue development on its regenerative solar/PEM fuel cell demonstration system for the Naval Air Warfare Center Weapons Division at China Lake, California.

•	We announced Proton’s receipt of $1.1 million in additional funding to continue its Phase II project with the Naval Research Laboratory, or NRL, for advanced fuel cell technology development.

•	We announced Northern has been selected by SC Johnson to engineer, build, and commission a $6.0 million turnkey combined heat and power (CHP) system that will provide critical load support for manufacturing operations at the company’s Waxdale Plant in Racine, Wisconsin.

•	We announced Northern had signed a $2.0 million cooperative agreement with the US Department of Energy (DOE) to advance the development of the company’s NorthWind(R) 100 (NW 100) wind turbine.

•	We announced Northern has been selected by SHM Partners for the engineering, construction and installation of a $1.9 million turnkey custom designed, on-site combined heat and power (CHP) system to be located at 550 North Brand Boulevard in Glendale, California.

•	Announced the signing and the subsequent termination of a non-exclusive distribution agreement for power plant applications with General Electric Company effective August 24, 2004.

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

Recent Accounting Guidance

On December 17, 2003, the SEC’s Office of the Chief Accountant and Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins (SAB 103 codification) in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff’s FAQ document on revenue recognition into Topic 13. The adoption of SAB 104 has not had a material effect on the Company’s consolidated financial statements.

In December 2003, FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities—an interpretation of ARB 51” was issued. This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FIN 46, “Consolidation of Variable Interest Entities”, addresses consolidation by business enterprises of variable interest entities. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R has not had a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and June 30, 2003

Contract revenue. Contract revenue increased from $232,000 for the three months ended June 30, 2003 to $3.2 million for the comparable period in 2004. Of this increase $2.8 million was due to the inclusion of contract revenue of our Northern subsidiary, acquired in December 2003. Additionally, for the three months ended June 30, 2004 Proton’s contract revenues increased $203,000 period to period. Proton’s increased contract revenue was due to an increase to six active contracts from four for the three months ended June 30, 2004 and 2003, respectively. Of the active Proton contracts, revenue was recognized on five versus two for the three months ended June 30, 2004 and 2003, respectively. In the future, we expect to continue to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue. Product revenue increased from $220,000 for the three months ended June 30, 2003 to $1.1 million for the comparable period in 2004. The increase is primarily attributable to the recognition of previously deferred revenue of $985,000 related to our HOGEN 40 series units upon expiration of the product warranty. The recognition of the HOGEN 40 series revenues is offset by a $174,000 decrease in revenues recognized on our laboratory generator products. The Company began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, the Company commenced selling laboratory units with two-year warranties. Accordingly, revenues on such units are being deferred until such time that the Company can estimate its two-year warranty costs. Due to these reasons, laboratory generator revenue decreased during the period. Service, rental and other revenue increased approximately $93,000 for the second quarter of 2004 versus the comparable period in 2003, with the majority of this increase attributable to the HOGEN 40 series units.

In the fourth quarter of 2002, we discovered performance issues relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. Our investigation revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, we determined that recognizing revenue on shipment of our HOGEN 40 series units was no longer appropriate because of significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within our HOGEN 40 series generators. We have made modifications to the existing cell stack design to improve its performance and anticipate deferring product revenue until we have compiled sufficient warranty history on units containing modified cell stacks. For this reason, product revenue from HOGEN 40 series shipments made subsequent to September 30, 2002 is deferred until the expiration of the product warranty period. The Company began to recognize revenue on the HOGEN 40 series units in the second quarter of 2004 upon expiration of the product warranty.

Units shipped. Total units shipped decreased from 45 for the three months ended June 30, 2003 to 27 for the comparable period in 2004. Shipments of the HOGEN 40 series units decreased from 21 for the second quarter 2003 to 4 for the second quarter 2004. Shipments of our laboratory generator units decreased from 24 for the second quarter 2003 to 23 for the second quarter 2004. Total revenue deferred in the second quarter 2004 related to these units shipped was approximately $402,000.

Costs of contract revenue. Costs of contract revenue increased from $302,000 for the three months ended June 30, 2003 to $3.1 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s contract costs of $2.7 million. The remaining increase was due to Proton’s increased contract costs due to an increase to six active contracts from four for the three months ended June 30, 2004 and 2003, respectively. Of the active Proton contracts, costs were recognized on five versus two for the three months ended June 30, 2004 and 2003, respectively.

Costs of production. Costs of production increased from $223,000 for the three months ended June 30, 2003 to $1.4 million for the comparable period in 2004. The 2004 costs include an increase of previously deferred costs of approximately $700,000 related to the HOGEN 40 series units upon expiration of the product warranty. The recognition of the HOGEN 40 series costs is offset by a $174,000 decrease in costs recognized on our laboratory generator products. The Company began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, the Company commenced selling laboratory units with two-year warranties. Accordingly, costs on such units are being deferred until such time that the Company can estimate its two-year warranty costs. Due to these reasons, laboratory generator costs of production decreased during the period. The increase in the second quarter of 2004 also relates to an increase of $288,000 primarily related to lower of cost or market adjustments associated with our HOGEN H Series units. Further, there was a reduction of $221,000 in the second quarter 2003 of our accrued service costs related to our cell stack replacement program. Warranty, service, rental and other costs increased approximately $175,000 for the second quarter of 2004 versus the comparable period in 2003, with the majority of this increase attributable to the HOGEN 40 series units.

Research and development expenses. Research and development expenses decreased from $1.5 million for the three months ended June 30, 2003 to $1.4 million for the comparable period in 2004. The decrease is attributable to a $573,000 decrease in Proton’s research and development activities related to workforce reductions and attrition as well as an overall $310,000 decrease in material spending, offset by the inclusion of $266,000 related to Northern’s research and development efforts in the three months ended June 30, 2004 and an offset to expenses of $480,000 in the 2003 comparable period related to Proton’s agreement with Connecticut Clean Energy Fund. Proton’s research and development activities are primarily related to PEM technology in our regenerative fuel cell systems and our hydrogen generators. Northern’s research and development activities are primarily related to state-of-the-art renewable and fossil-fuel power systems. We expect our research and development expenses to remain level or decrease for the next twelve months.

General and administrative expenses. General and administrative expenses increased from $2.3 million for the three months ended June 30, 2003 to $4.4 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s general and administrative costs of $2.2 million.

During the second quarter of 2004, we decided not to pursue further development of the H380 series product line. We shifted our focus from the H380 to a new platform, the HOGEN H Series. In 2004, we launched production and started to receive orders for the HOGEN H Series generators. As a result, we, within the Proton segment, reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds of those assets. Additionally, we recognized as a general and administrative expense an impairment loss of $185,000.

Interest income. Interest income decreased from $719,000 for the three months ended June 30, 2003 to $223,000 for the comparable period in 2004. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the three months ended June 30, 2004 and 2003 were approximately $67 million and $135 million, respectively. The average interest rates for the three months ended June 30, 2004 and 2003 were approximately 1.3% and 2.1%, respectively.

Interest expense. Interest expense increased from $62,000 for the three months ended June 30, 2003 to $76,000 for the comparable period in 2004. The increase was the result of an increased average debt balance due primarily to the inclusion in the first quarter 2004 of Northern’s capital lease obligation and payments made by Northern on this obligation beginning in February 2004.

Comparison of the Six Months Ended June 30, 2004 and June 30, 2003

Contract revenue. Contract revenue increased from $276,000 for the six months ended June 30, 2003 to $5.0 million for the comparable period in 2004. Of this increase $4.3 million was due to the inclusion of contract revenue of our Northern subsidiary, acquired in December 2003. Additionally, for the six months ended June 30, 2004 Proton’s contract revenue increased $390,000 period to period. Proton’s increased contract revenue was due to an increase to seven active contracts from four for the six months ended June 30, 2004 and 2003, respectively. Of the active Proton contracts, revenue was recognized on six versus two for the six months ended June 30, 2004 and 2003, respectively. In the future, we expect to continue to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue. Product revenue increased from $349,000 for the six months ended June 30, 2003 to $1.3 million for the comparable period in 2004. The increase is primarily attributable to the recognition of previously deferred revenue of $985,000 related to our HOGEN 40 series units, which previously were deferred until expiration of the product warranty. The Company defers revenue on HOGEN 40 series units due to its inability to estimate warranty costs upon product shipment. The recognition of the HOGEN 40 series revenues is offset by a $196,000 decrease in revenues recognized on our laboratory generator products. The decrease in the laboratory generator revenue is directly attributable to the Company recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, the Company commenced selling laboratory units with two-year warranties. All laboratory units sold since January 2004 have been sold with the two-year warranty. Accordingly, revenues on such units are being deferred until such time that the Company can estimate its two-year warranty costs. Due to these reasons, laboratory generator revenue decreased during the period. Service, rental and other revenue increased approximately $157,000 for the six months ended June 30, 2004 versus the comparable period in 2003, with the majority of this increase attributable to the HOGEN 40 series units.

In the fourth quarter of 2002, we discovered performance issues relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. Our investigation revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, we determined that recognizing revenue on shipment of our HOGEN 40 series units was no longer appropriate because of significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within our HOGEN 40 series generators. We have made modifications to the existing cell stack design to improve its performance and anticipate deferring product revenue until we have compiled sufficient warranty history on units containing modified cell stacks. For this reason, product revenue from HOGEN 40 series shipments made subsequent to September 30, 2002 is deferred until the expiration of the product warranty period. The Company began to recognize revenue on the HOGEN 40 series units in the second quarter of 2004 upon expiration of the product warranty.

Units shipped. Total units shipped decreased from 80 for the six months ended June 30, 2003 to 57 for the comparable period in 2004. Shipments of the HOGEN 40 series units decreased, from 24 for the first six months of 2003, to 16 for the first six months of 2004. Shipments of our laboratory generator units decreased from 56 for the first six months of 2003 to 41 for the first six months of 2004. Total revenue deferred in the first six months of 2004 related to these units shipped was approximately $1.1 million.

Costs of contract revenue. Costs of contract revenue increased from $465,000 for the six months ended June 30, 2003 to $4.7 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s contract costs of $4.1 million. The remaining increase was due to Proton’s increased contract costs due to an increase to seven active contracts from four for the six months ended June 30, 2004 and 2003, respectively. Of the active Proton contracts, costs were recognized on six versus two for the six months ended June 30, 2004 and 2003, respectively.

Costs of production. Costs of production increased from $1.0 million for the six months ended June 30, 2003 to $1.9 million for the comparable period in 2004. The increase in 2004 relates to an increase of approximately $707,000 of previously deferred HOGEN 40 series costs recognized upon the recognition of revenue on such units upon the expiration of the product warranty. The recognition of the HOGEN 40 series costs is offset by a $202,000 decrease in costs recognized on our laboratory generator products. The Company began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, the Company commenced selling laboratory units with two-year warranties. All laboratory units sold since January 2004 have been sold with the two-year warranty. Accordingly, costs on such units are being deferred until such time that the Company can estimate its two-year warranty costs. Due to these reasons, laboratory generator costs of production decreased during the period. The first six months of 2004 also contain a $221,000 decrease in lower of cost or market and obsolescence adjustments. In addition, the second quarter of 2003 contained accrual reversal adjustments of approximately $221,000 of our accrued service costs related to our cell stack replacement program. Warranty costs increased $342,000 in 2004, related to an estimated loss provision of approximately $210,000 associated with our HOGEN 380 units located outside the United States, as well as a $90,000 increase in HOGEN 40 series warranty costs resulting from an increased number of units in the field compared to the prior year. Services, rental and other costs increased approximately $164,000 in the first six months of 2004 versus the comparable 2003 period.

Research and development expenses. Research and development expenses decreased from $3.5 million for the six months ended June 30, 2003 to $3.3 million for the comparable period in 2004. The decrease is attributable to a $818,000 decrease in Proton’s research and development activities related to workforce reductions and attrition as well as an overall $265,000 decrease in material spending, offset by the inclusion of $541,000 related to Northern’s research and development efforts in the six months ended June 30, 2004 and an offset to expenses of $330,000 in the 2003 comparable period related to Proton’s agreement with Connecticut Clean Energy Fund. Proton’s research and development activities are primarily related to PEM technology in our regenerative fuel cell systems and our hydrogen generators. Northern’s research and development activities are primarily related to state-of-the-art renewable and fossil-fuel power systems. We expect our research and development expenses to remain level or decrease for the next twelve months.

General and administrative expenses. General and administrative expenses increased from $5.0 million for the six months ended June 30, 2003 to $9.2 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s general and administrative costs of $4.3 million. These increases were partially offset by lower professional service expenditures incurred in 2004 than in 2003, when we incurred increased professional services fees related to our acquisition of Northern.

During the second quarter of 2004, we decided not to pursue further development of the H380 series product line. We shifted our focus from the H380 to a new platform, the HOGEN H Series. In 2004, we launched production and started to receive orders for the HOGEN H Series generators. As a result, we, within the Proton segment, reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds of those assets. Additionally, we recognized as a general and administrative expense an impairment loss of $185,000.

Interest income. Interest income decreased from $1.6 million for the six months ended June 30, 2003 to $513,000 for the comparable period in 2004. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the six months ended June 30, 2004 and 2003 were approximately $69 million and $141 million, respectively. The average interest rates for the six months ended June 30, 2004 and 2003 were approximately 1.5% and 2.3%, respectively.

Interest expense. Interest expense increased from $124,000 for the six months ended June 30, 2003 to $159,000 for the comparable period in 2004. The increase was the result of an increased average debt balance due primarily to the inclusion in the first quarter 2004 of Northern’s capital lease obligation and payments made by Northern on this obligation beginning in February 2004.

Liquidity and Capital Resources

Since its inception in August 1996 through June 2004, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of June 30, 2004, Distributed Energy had $65.9 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $12.8 million for the six months ended June 30, 2004 and was primarily attributable to the Company’s net loss and decreases in accounts payable and accrued expenses, increases in inventory and deferred costs, offset by increases in billings in excess of costs on contracts in progress, as well as the add back of certain non-cash related expenditures. Cash used in operating activities was $6.6 million for the six months ended June 30, 2003 and was primarily attributable to the Company’s net loss offset by a net increase in operating assets and liabilities and the add back of certain non-cash related expenditures and losses.

Cash used in operating activities was $3.3 million for the three months ended June 30, 2004, of which $0.1 million was provided by Northern, $2.7 million was used by Proton, and $0.7 million was used by Corporate Headquarters.

Cash provided by investing activities was $14.3 million for the six months ended June 30, 2004 and was primarily attributable to proceeds from the maturity of marketable securities and decreases in restricted cash, offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $33.2 million for the six months ended June 30, 2003 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities and fixed assets.

Cash used in financing activities was $96,000 for the six months ended June 30, 2004 and was primarily attributable to payments under Proton’s and Northern’s debt agreements. Cash used by financing activities was $33.9 million for the six months ended June 30, 2003 and was primarily attributable to our $1 per share cash distribution to shareholders in June 2003.

Distributed Energy anticipates that its cash and marketable securities on hand as of June 30, 2004 will be adequate to fund its operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, Distributed Energy expects to continue to fund the production of its hydrogen generators and fund on-going project costs as well as continuing its research and development activities. Distributed Energy cannot ensure that it will not require additional financing to fund its operations or that, if required, any further financing will be available to Distributed Energy on acceptable terms, or at all. If sufficient funds are not available, Distributed Energy may be required to delay, reduce or eliminate some of its research and development, manufacturing, or contract programs. The terms of any additional financing may require Distributed Energy to relinquish rights to its technologies or potential products or other assets.

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

Distributed Energy has incurred substantial losses since it was founded and anticipates it will continue to incur substantial losses in the future. As of June 30, 2004, Distributed Energy had an accumulated deficit of approximately $109.9 million. Distributed Energy cannot predict when it will operate profitably, if ever. Distributed Energy expects to continue to incur expenses related to research and development activities, expansion of its manufacturing facilities and general administrative functions. As a result, Distributed Energy anticipates that it will continue to incur losses until it can cost- effectively produce and sell its hydrogen generators. Even if Distributed Energy does achieve profitability, Distributed Energy may be unable to sustain or increase its profitability in the future.

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

The anticipated benefits of the merger with Northern may not be realized in a timely fashion, or at all, and Distributed Energy’s operations may be adversely affected.

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

Distributed Energy’s directors, executive officers and individuals or entities affiliated with Distributed Energy’s directors as a group beneficially own, approximately 10% of Distributed Energy’s outstanding common stock at June 30, 2004. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of Distributed Energy’s directors, and the approval of any other action requiring the approval of Distributed Energy’s stockholders, including any amendments to Distributed Energy’s certificate of incorporation and mergers or sales of substantially all of Distributed Energy’s assets. In addition, without the consent of these stockholders, Distributed Energy could be prevented from entering into transactions that could be beneficial to it or its other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Distributed Energy at a price per share that is above the then-current market price.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company holds marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. The Company’s marketable securities portfolio of approximately $60.2 million includes five callable agency securities with a fair market value totaling approximately $24.7 million. In the first six months of 2004, four investments approximating $18.3 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special Litigation Committee of the Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the Court. The Company believes it has meritorious defenses to the claims made in the Amended Complaint and, if the settlement is not approved, the Company intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 2.    Changes in Securities and Use of Proceeds

On October 4, 2000, Proton closed an initial public offering of its common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement was 333-39748.

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of June 30, 2004, approximately $60.9 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern Power Systems, Inc. (the “Acquisition”). The remaining net proceeds are invested in U.S. Government and Agency securities. In October 2001, we loaned $275,000 of the proceeds to Mr. Schroeder, who is president and a director of the Company. In July 2002, the loan was paid in full. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.    Default upon Senior Securities

Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 2, 2004, the Company’s stockholders approved the following:

(1)	To elect the following directors as Class I Directors for a three-year term to extend until the Company’s 2007 annual meeting of stockholders and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/ Abstain	Broker Non Votes
Paul F. Koeppe	26,603,936	5,054,567	—	—
Gerald B. Ostroski	26,603,936	5,054,567	—	—
Philip R. Sharp	26,603,936	5,054,567	—	—

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year	31,320,830	—	337,673	—

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31—Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 6, 2004, the Registrant furnished a Current Report on Form 8-K, containing a copy of its earning release for the fiscal quarter ended March 31, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2004	DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ WALTER W. SCHROEDER
Walter W. Schroeder
President

	By:	/s/ JOHN A. GLIDDEN
John A. Glidden
Principal Financial and Accounting Officer