Form 10-Q
period 2004-09-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2004-11-05
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 4, 2004 was 35,542,577.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX to FORM 10-Q

PART I. FINANCIAL INFORMATION

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,976,321	$4,275,468
Marketable securities (Note 4)	57,009,505	69,572,423
Current portion of restricted cash	156,755	5,387,457
Accounts receivable, less allowances of $217,834 and $163,973, respectively	4,614,388	3,352,183
Costs in excess of billings on contracts in progress	209,427	421,355
Inventories (Note 5)	3,762,552	2,519,720
Deferred costs	4,507,202	3,321,550
Interest receivable	361,760	754,643
Other current assets	477,046	834,775

Total current assets	76,074,956	90,439,574

Fixed assets, net	20,619,350	21,726,948
Long-term portion of restricted cash	419,250	1,370,777
Intangible assets, net	4,129,960	5,515,996
Goodwill	24,191,187	24,191,187
Other assets, net	166,418	222,227

Total assets	$125,601,121	$143,466,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$362,550	$350,400
Current portion of capital lease	100,235	89,794
Accounts payable	1,548,362	2,901,720
Accrued expenses (Note 6 and 9)	1,047,497	4,130,447
Accrued compensation	1,452,317	1,130,009
Accrued taxes (Note 9)	983,073	1,043,619
Accrued service costs (Note 9)	21,729	23,300
Billings in excess of costs on contacts in progress	2,336,382	158,606
Deferred revenue	5,597,505	3,557,124
Customer advances	442,808	251,031

Total current liabilities	13,892,458	13,636,050

Long term liabilities:
Long-term debt	5,815,282	6,090,232
Long-term portion of capital lease	2,553,714	2,627,525

Total liabilities	22,261,454	22,353,807

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 35,535,660 and 35,356,848 shares issued and outstanding, respectively	355,357	353,568
Additional paid-in capital	220,078,526	220,207,640
Unearned compensation	(1,217,034)	(2,277,860)
Accumulated other comprehensive (loss) income (Note 4)	(217,114)	62,408
Accumulated deficit	(115,660,068)	(97,232,854)

Total stockholders’ equity	103,339,667	121,112,902

Total liabilities and stockholders’ equity	$125,601,121	$143,466,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Contract revenue	$4,292,079	$331,235	$9,272,483	$606,819
Product revenue	527,546	261,944	1,821,975	610,842

Total revenues	4,819,625	593,179	11,094,458	1,217,661

Costs and expenses:
Costs of contract revenue	3,820,616	334,712	8,530,382	799,309
Costs of production	995,377	477,777	2,986,192	1,499,048
Research and development	1,499,819	2,229,570	4,830,412	5,700,269
General and administrative	4,527,503	2,335,482	13,768,847	7,343,252

Total costs and expenses	10,843,315	5,377,541	30,115,833	15,341,878

Loss from operations	(6,023,690)	(4,784,362)	(19,021,375)	(14,124,217)
Interest income	327,263	541,856	840,634	2,157,184
Interest expense	(83,439)	(58,414)	(242,321)	(182,318)
Gain (loss) on disposal of fixed assets	—	—	—	(21,555)
Gain on sale of marketable securities	—	6,543	—	11,458
Loss on foreign exchange	(494)	—	(4,152)	—

Net loss	$(5,780,360)	$(4,294,377)	$(18,427,214)	$(12,159,448)

Basic and diluted net loss per share	$(0.16)	$(0.13)	$(0.52)	$(0.36)

Shares used in computing basic and diluted net loss per share	35,505,492	33,938,512	35,435,868	33,677,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,427,214)	$(12,159,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,898,727	1,137,970
Amortization of premiums on securities	481,272	887,609
Non-cash stock-based expense	777,282	389,928
Gain on sale of marketable securities	—	(11,458)
Impairment of assets (Note 2)	184,642	—
Loss on disposal of assets	—	21,555
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	(1,262,205)	434,749
Inventories and deferred costs	(2,352,766)	(779,807)
Costs in excess of billings on contracts in progress	211,928	—
Other current assets and interest receivable	750,612	851,376
Other assets	37,793	(734,218)
Accounts payable and accrued expenses	(4,115,571)	(2,471,750)
Accrued taxes	(60,546)	(71,676)
Billings in excess of costs on contracts in progress	2,177,776	—
Deferred revenue and customer advances	2,232,158	1,706,837

Net cash used in operating activities	(16,466,112)	(10,798,333)

Cash flows from investing activities:
Purchases of fixed assets	(647,437)	(1,405,286)
Proceeds from the sale of fixed assets	—	10,558
Purchases of marketable securities	(66,006,876)	(222,527,226)
Proceeds from maturities and sales of marketable securities	77,809,000	272,697,023
Issuance of note receivable	—	(1,000,000)
Restricted cash	6,182,229	(3,000,164)

Net cash provided by investing activities	17,336,916	44,774,905

Cash flows from financing activities:
Debt principal payments	(326,170)	(251,550)
Cash distribution	—	(33,927,297)
Proceeds from sale of common stock, net	82,104	53,739
Proceeds from exercise of stock options	74,115	120,078

Net cash used in financing activities	(169,951)	(34,005,030)

Net increase (decrease) in cash and cash equivalents	700,853	(28,458)
Cash and cash equivalents at beginning of period	4,275,468	16,415,337

Cash and cash equivalents at end of period	$4,976,321	$16,386,879

Cash paid during the period for interest	$238,080	$186,080

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

On December 10, 2003, Distributed Energy announced the completion of its acquisition of Northern (the “Acquisition”). The acquisition was accounted for as a purchase of Northern by Distributed Energy; Proton was merged into Distributed Energy as a subsidiary. As part of the acquisition, each outstanding share of Proton was exchanged for a share of Distributed Energy common stock. At the close of market on December 10, 2003, the NASDAQ National Market ceased trading of Proton shares. Effective December 11, 2003, NASDAQ began trading shares of Distributed Energy on the National Market under the ticker symbol “DESC.” The results of operations of Northern have been included in the financial statements of the Company as of December 11, 2003.

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Distributed Energy and its wholly owned subsidiaries, Proton and Northern, after elimination of significant intercompany transactions. The financial statements of Proton include the accounts of its wholly-owned limited liability company, Technology Drive LLC, after elimination of significant intercompany transactions. The financial statements of Northern include the accounts of its wholly-owned limited liability company, NPS Condo Association, after elimination of significant intercompany transactions. The operating results of Northern are included beginning December 11, 2003.

The condensed consolidated financial statements as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended September 30,
	2004	2003
Net loss	$(5,780,360)	$(4,294,377)
Unrealized gains (losses) on marketable securities arising in period	1,542	(293,078)
Reclassification adjustments for gains included in net income	—	(6,543)

Net unrealized losses on marketable securities	1,542	(299,621)

Total comprehensive loss	$(5,778,818)	$(4,593,998)

	Nine Months Ended September 30,
	2004	2003
Net loss	$(18,427,214)	$(12,159,448)
Unrealized losses on marketable securities arising in period	(279,522)	(915,552)
Reclassification adjustments for gains included in net income	—	(11,458)

Net unrealized losses on marketable securities	(279,522)	(927,010)

Total comprehensive loss	$(18,706,736)	$(13,086,458)

Revenue Recognition – Rental Revenue

The Company earns revenue from the rental of its HOGEN products. The Company accounts for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized monthly over the term of the rental agreement. Rental revenue is included in product revenues in the condensed consolidated statements of operations and totaled approximately $30,000 and $26,000 for the three-month periods ended September 30, 2004 and 2003, respectively, and, $105,000 and $27,500 for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

For the quarter ended September 30, 2004, sales to one customer accounted for approximately 27% of total revenue. For the nine months ended September 30, 2004, sales to one customer accounted for approximately 15% of total revenue. For the quarter ended September 30, 2003, sales to three customers accounted for approximately 75% of total revenue. For the nine months ended September 30, 2003, sales to three customers accounted for approximately 82% of total revenues. At September 30, 2004, accounts receivable from four customers accounted for approximately 36% of total accounts receivable. At December 31, 2003, accounts receivable from two customers accounted for approximately 41% of total accounts receivable.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended September 30:

	2004	2003
Net loss attributable to common stockholders:
As reported	$(5,780,360)	$(4,294,377)
Add: Stock-based employee compensation included in net loss	196,894	103,808
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(1,460,332)	(516,833)

Pro forma	$(7,043,798)	$(4,707,402)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.16)	$(0.13)

Pro forma	$(0.20)	$(0.14)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the nine months ended September 30:

	2004	2003
Net loss attributable to common stockholders:
As reported	$(18,427,214)	$(12,159,448)
Add: Stock-based employee compensation included in net loss	781,549	320,648
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(4,677,357)	(3,339,841)

Pro forma	$(22,323,022)	$(15,178,641)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.52)	$(0.36)

Pro forma	$(0.63)	$(0.45)

Long-lived Assets

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that impaired long-lived assets be written down to their fair value. During the second quarter of 2004, the Company decided to curtail production of its HOGEN 380 series hydrogen generators. As a result, the Company, within the Proton segment, reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds. Additionally, the Company recognized an impairment loss of approximately $185,000 in the second quarter of 2004, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

3. RECENT ACCOUNTING GUIDANCE

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and will likely be known as FASB Statement No. 123R Share Based Payment (FAS 123R). The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. FAS 123R should provide public companies with a choice of transition methods to implement the final standard. Regardless of which transition method a company selects, the cumulative effect of adopting FAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005 (i.e., for the third quarter ending September 30, 2005 for calendar year-end companies). An example of such a cumulative effect may be an adjustment to reclassify awards classified as equity under FAS 123 to a liability under FAS 123R. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

4. MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2004, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	September 30, 2004	December 31, 2003
Less than and equal to one year	$33,821,772	$46,174,423
Greater than one year to five years	23,187,733	23,398,000

	$57,009,505	$69,572,423

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized (loss) gain from marketable securities was ($217,114) and $62,408 at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the Company had six callable agency securities with a fair market value totaling approximately $31.8 million. Additionally, four investments approximating $18.3 million were called at par in 2004. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

5. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	September 30, 2004	December 31, 2003
Raw materials	$1,957,881	$1,556,435
Work in process	1,477,078	722,607
Finished goods	327,593	240,678

	$3,762,552	$2,519,720

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $456,675 and $333,748 at September 30, 2004 and December 31, 2003, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	September 30, 2004	December 31, 2003
Costs incurred and estimated earnings on contracts in progress	$14,216,328	$13,340,014
Less: billings to date	16,343,283	13,077,265

Costs and earnings in excess of (less than) billings, net	$(2,126,955)	$262,749

	September 30, 2004	December 31, 2003
Costs in excess of billings on contracts in progress	$209,427	$421,355
Billings in excess of costs on contracts in progress	(2,336,382)	(158,606)

Costs and earnings in excess of (less than) billings, net	$(2,126,955)	$262,749

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Accrued merger consideration	$—	$2,854,582
Accrued warranty	246,961	326,290
Accrued purchases	315,752	533,278
Other accruals	484,784	416,297

	$1,047,497	$4,130,447

7. LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of 1,639,527 and 253,497 common stock options outstanding for the three-month periods ending September 30, 2004 and 2003, respectively, and 50,000 common stock warrants outstanding for the three-month periods ending September 30, 2004 and 2003, since the effect would be antidilutive for all reporting periods. No effect has been given to the exercise of 1,805,485 and 277,629 common stock options outstanding for the nine-month periods ending September 30, 2004 and 2003, respectively, and 2,155,394 and 50,000 common stock warrants outstanding for the nine-month periods ending September 30, 2004 and 2003, respectively, since the effect would be antidilutive for all reporting periods.

8. STOCK OPTION GRANTS

During 1999, 2000, and 2003, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded stock-based compensation expense of $196,894 and $103,808 for the three-month periods ended September 30, 2004 and 2003, respectively, and $781,549 and $320,648 for the nine-month periods ended September 30, 2004 and 2003, respectively.

9. COMMITMENTS AND CONTINGENCIES

Contracts

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

In addition to Phase I and Phase II, CCEF agreed in September 2004 to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5kW Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut. Proton has recorded a $178,000 advance related to this agreement in the third quarter 2004. The following table sets forth the customer advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product.

CCEF Advance Balance
December 31, 2001	$200,000
Advances	400,000
Milestone achieved	(600,000)

December 31, 2002	$—

Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	178,000
Milestone achieved	(150,000)

September 30, 2004	$253,000

Warranty

In October 2002, Proton learned of problems with sensor modules in its HOGEN 40 series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company contacted all of its HOGEN 40 series customers and arranged appropriate sensor testing and modifications. Since the initial recognition of this issue, the Company has replaced all but one HOGEN 40 series sensor and cell stack component in the field, and has completed the development and implementation of design changes to prevent the recurrence of these and similar problems in the future. For the year ended December 31, 2002 the Company recorded $2,462,000 for these service costs. Total expenditures related to this program amounted to $1,878,000 and $369,000 for the year ended December 31, 2003 and 2002, respectively. Additionally, in 2003 adjustments to the provision amounted to a decrease of approximately $197,000. As of September 30, 2004, approximately $22,000 remains accrued for these costs. The liability for such service costs reflects management’s estimate, as of September 30, 2004, of the remaining cost of the program.

In the first quarter of 2004 the Company was advised that 2 of its HOGEN 380 series units were not performing in accordance with the stated warranty. The Company has recorded a warranty accrual of $210,000 related to these two units. This accrual is the Company’s best estimate of anticipated costs associated with the units’ performance. The units are covered under our standard warranty, under which the Company is liable up to the sales value of the units, approximately $245,000. In addition, as of September 30, 2004 the Company has fully reserved for the unpaid receivable balance of $35,000 related to these units. We do not currently anticipate incurring any costs outside of our contractual agreement. No revenue has been recorded on these HOGEN 380 units

In the third quarter of 2004, the Company received an order for four H-series units from this customer. As settlement of the warranty obligation related to the two HOGEN 380 units, the Company agreed to accept a proportional reduction in the accounts receivable related to the eventual sale of these H-series units. As of September 30, 2004 one half of the H-series units had been shipped and as a result, $105,000 of the previously recorded warranty accrual on the HOGEN 380 units has been satisfied. At September 30, 2004 the remaining warranty accrual related to the HOGEN 380 units is $105,000.

The changes in the carrying amount of warranties for the nine-months ended September 30, 2003 and 2004 are as follows:

Balance as of December 31, 2002	$85,935
Warranties issued in 2003	—
Adjustments to provision	14,978
Warranty claims	(20,614)

Balance as of September 30, 2003	$80,299

Balance as of December 31, 2003	$326,290
Warranties issued in 2004	119,033
Adjustments to provision	191,440
Warranty claims	(389,802)

Balance as of September 30, 2004	$246,961

Retainage Provisions

Balances billed but not paid by the customer pursuant to retainage provisions in customer contracts are due either upon completion of the contracts and acceptance by the customer or expiration of the warranty period. At September 30, 2004 and December 31, 2003, the accounts receivable balance includes approximately $37,000 and $58,000, respectively, of retainage balances.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, a tax accrual of approximately $902,000 and $890,000 for certain state income and sales tax contingencies for which there may be exposure at September 30, 2004 and December 31, 2003, respectively. In addition, property and franchise tax accruals of approximately $81,000 and $154,000 are recorded within current liabilities at September 30, 2004 and December 31, 2003, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual are subject to change and the actual amount could be greater or less than the accrued amount.

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

Financial information as of and for the quarter ended September 30, 2004 (all amounts in $000s) is summarized below. For the three and nine-month periods ended September 30, 2003, Proton was the only segment and comparative information is not relevant.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues:
Proton	$1,354	$3,314
Northern	3,466	7,781
Eliminations and other	—	—

Consolidated	$4,820	$11,095

Included within Northern’s revenues for the nine months ended September 30, 2004 are sales to one international (United Kingdom) customer totaling approximately 3% of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Loss from operations:
Proton	$(2,457)	$(8,317)
Northern	(2,446)	(7,127)
Eliminations and other	(1,121)	(3,577)

Consolidated	$(6,024)	$(19,021)

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net loss:
Proton	$(2,519)	$(8,489)
Northern	(2,465)	(7,196)
Eliminations and other	(796)	(2,742)

Consolidated	$(5,780)	$(18,427)

September 30, 2004
Total assets:
Proton	$94,687
Northern	38,278
Eliminations and other	(7,364)

Consolidated	$125,601

All assets of the Company are located in the United States.

11. PRO FORMA INFORMATION (UNAUDITED)

The results of operations of the acquired business have been included in the financial statements of the Company since the date of acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company for the three and nine-months ended September 30, 2003 assuming the acquisition of Northern occurred on January 1, 2003:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenues:
Proton	$593,179	$1,217,661
Northern	4,165,458	12,956,035
Other	(155)	(49,311)

Total revenues	$4,758,482	$14,124,385
Net loss	$(6,798,748)	$(20,442,491)
Net loss per share basic and diluted	$(0.19)	$(0.58)

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

Proton was founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Proton’s proprietary PEM technology is incorporated in two families of products: hydrogen generators, commercial models of which Proton is currently manufacturing and delivering to customers, and regenerative fuel cell systems, which Proton is currently developing. Proton’s hydrogen generator products include its line of laboratory hydrogen generators, its HOGEN 40 series hydrogen generators, and its H-series hydrogen generators.

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

Recent Developments

The following significant events occurred in 2004:

•	We now hold 29 issued U.S. patents and nine issued European patents. Our intellectual property position continues to be strong, with 121 total U.S. and foreign patent filings.

•	We signed a three-year Cooperative Agreement with the U.S. Department of Energy (DOE) for a potential $3.8 million research project to develop methods to reduce the cost of high-pressure hydrogen generation from Proton Exchange Membrane (PEM) electrolysis. Air Products and Chemicals, Inc. (NYSE: APD), has been selected by Proton to be a subcontractor to optimize the compression, storage and dispensing module for systems intended to supply hydrogen to fuel cell vehicles.

•	Northern has been selected by Parsons Infrastructure & Technology Group Inc., to supply three Northern TelePower(R) remote power systems for the Federal Aviation Administration (FAA) Capstone Ground Based Transceiver (GBT) Program in Southeast Alaska.

•	Air Products announced the collaboration with Proton on two fueling stations for demonstration projects by the California South Coast Air Quality Management District.

•	We were awarded a $749,999 Small Business Innovative Research (SBIR) Phase II contract from the U.S. Army Missile Defense Agency (MDA) to continue development of lightweight regenerative fuel cell technology for high altitude airships.

•	Connecticut Clean Energy Fund (CCEF) has agreed to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5kW Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut.

•	We announced the appointment of Mark Murray as President of Proton.

•	Aarhus United USA Inc. has awarded Northern a contract for a $1.7 million turnkey on-site power system that will use the oil distillate and waste byproduct of Aarhus’s vegetable oil processing operations as fuel.

•	Northern has been awarded a $1.9 million contract from Anchorage-based Alaska Village Electric Cooperative (AVEC) for seven of Northern’s NorthWind(R) 100 wind turbines.

•	Two additional Connecticut Clean Energy Fund awards, totaling approximately $900,000, were received by Proton for Regenerative Fuel Cell (RFC) demonstration projects in Connecticut. Through the support of CCEF, Proton is deploying two RFC demonstration units for the Town of Wallingford Electric Division and the Mohegan Sun Casino.

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

Recent Accounting Guidance

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and will likely be known as FASB Statement No. 123R, Share Based Payment (FAS 123R). The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. FAS 123R should provide public companies with a choice of transition methods to implement the final standard. Regardless of which transition method a company selects, the cumulative effect of adopting FAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005 (i.e., for the third quarter ending September 30, 2005 for calendar year-end companies). An example of such a cumulative effect may be an adjustment to reclassify awards classified as equity under FAS 123 to a liability under FAS 123R. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003

Contract revenue. Contract revenue increased from $331,000 for the three months ended September 30, 2003 to $4.3 million for the comparable period in 2004. Of this increase $3.5 million was due to the inclusion of contract revenue of our Northern subsidiary, acquired in December 2003. Additionally, for the three months ended September 30, 2004 Proton’s contract revenues increased by $495,000 over the comparable period in 2003. Proton’s increased contract revenue was due to an increase to eight active contracts from five for the three months ended September 30, 2004 and 2003, respectively. Of the active Proton contracts, revenue was recognized on six versus three for the three months ended September 30, 2004 and 2003, respectively. In the future, we expect to continue to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue. Product revenue increased from $262,000 for the three months ended September 30, 2003 to $528,000 for the comparable period in 2004. The increase is primarily attributable to the recognition of previously deferred revenue of $430,000 related to our HOGEN 40 series units upon expiration of the product warranty. The recognition of the HOGEN 40 series revenues is offset by an $180,000 decrease in revenues recognized on our laboratory generator products. The Company began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, the Company commenced selling laboratory units with two-year warranties. Accordingly, revenues on such units are being deferred until the Company can estimate its two-year warranty costs. As a result, laboratory generator revenue decreased during the period. Service, rental and other revenue increased approximately $15,000 for the third quarter of 2004 over the comparable period in 2003, with the majority of this increase attributable to the HOGEN 40 series units.

In the fourth quarter of 2002, we discovered performance issues relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. Our investigation revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, we determined that recognizing revenue on shipment of our HOGEN 40 series units was no longer appropriate because of significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within our HOGEN 40 series generators. We have made modifications to the existing cell stack design to improve its performance and anticipate deferring product revenue until we have compiled sufficient warranty history on units containing modified cell stacks. For this reason, product revenue from HOGEN 40 series shipments made subsequent to September 30, 2002 is deferred until the expiration of the product warranty period. In the second quarter of 2004, the Company began to recognize previously deferred revenue on the HOGEN 40 series units upon expiration of the product warranty.

Units shipped. Total hydrogen generator units shipped increased from 22 for the three months ended September 30, 2003 to 40 for the comparable period in 2004. Shipments of the HOGEN 40 series units increased from two for the third quarter 2003 to 13 for the third quarter 2004. Shipments of our laboratory generator units decreased from 20 for the third quarter 2003 to 17 for the third quarter 2004. Shipments of our H-series units totaled 10 in the third quarter 2004. Total revenue deferred in the third quarter 2004 related to units shipped was approximately $1.6 million. Total revenue deferred in the third quarter 2003 related to units shipped was approximately $227,000.

Costs of contract revenue. Costs of contract revenue increased from $335,000 for the three months ended September 30, 2003 to $3.8 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s contract costs of $3.1 million. The remaining increase was due to Proton’s increased contract costs due to an increase to eight active contracts from five for the three months ended September 30, 2004 and 2003, respectively. Of the active Proton contracts, costs were recognized on six versus three for the three months ended September 30, 2004 and 2003, respectively.

Costs of production. Costs of production increased from $478,000 for the three months ended September 30, 2003 to $995,000 for the comparable period in 2004. The 2004 costs include an increase of previously deferred costs of approximately $393,000 related to the HOGEN 40 series units upon expiration of the product warranty. The recognition of the HOGEN 40 series costs is offset by a $188,000 decrease in costs recognized on our laboratory generator products. The Company began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, the Company commenced selling laboratory units with two-year warranties. Accordingly, costs on such units are being deferred the Company can estimate its two-year warranty costs. As a result, laboratory generator costs of production decreased during the period. The increase in the third quarter of 2004 also relates to an increase of $244,000 related to lower of cost or market adjustments associated primarily with our HOGEN H series units. Warranty, service, rental and other costs increased approximately $68,000 for the second quarter of 2004 over the comparable period in 2003, with the majority of this increase attributable to the HOGEN 40 series units.

Research and development expenses. Research and development expenses decreased from $2.2 million for the three months ended September 30, 2003 to $1.5 million for the comparable period in 2004. The decrease is attributable to a $687,000 decrease in Proton’s research and development activities related primarily to workforce reductions and attrition as well as an overall $425,000 decrease in material spending, offset by a $31,000 increase in utilities and depreciation costs, the inclusion of $310,000 related to Northern’s research and development efforts in the three months ended September 30, 2004, and an offset to expenses of $42,000 in the 2003 comparable period related to Proton’s agreement with Connecticut Clean Energy Fund. Proton’s research and development activities are primarily related to PEM technology in our regenerative fuel cell systems and our hydrogen generators. Northern’s research and development activities are primarily related to state-of-the-art renewable and fossil-fuel power systems. We expect our research and development expenses to remain level or decrease for the next twelve months.

General and administrative expenses. General and administrative expenses increased from $2.3 million for the three months ended September 30, 2003 to $4.5 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s general and administrative costs of $2.5 million. The remaining variance is due to lower historical Proton personnel costs, approximately $483,000, offset primarily by increased accounting, consulting and other costs of approximately $240,000, in third quarter of 2004 versus 2003.

Interest income. Interest income decreased from $542,000 for the three months ended September 30, 2003 to $327,000 for the comparable period in 2004. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the three months ended September 30, 2004 and 2003 were approximately $62.8 million and $102.2 million, respectively. The average interest rate for the three months ended September 30, 2004 and 2003 was approximately 2.1%.

Interest expense. Interest expense increased from $58,000 for the three months ended September 30, 2003 to $83,000 for the comparable period in 2004. The increase was the result of an increased average debt balance due primarily to the inclusion beginning in the first quarter 2004 of Northern’s capital lease obligation and payments made by Northern on this obligation beginning in February 2004.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003

Contract revenue. Contract revenue increased from $607,000 for the nine months ended September 30, 2003 to $9.3 million for the comparable period in 2004. Of this increase $7.8 million was due to the inclusion of contract revenue of our Northern subsidiary, acquired in December 2003. Additionally, for the nine months ended September 30, 2004 Proton’s contract revenue increased by $885,000 over the comparable period in 2003. Proton’s increased contract revenue was due to an increase to nine active contracts from six for the nine months ended September 30, 2004 and 2003, respectively. Of the active Proton contracts, revenue was recognized on seven versus four for the nine months ended September 30, 2004 and 2003, respectively. In the future, we expect to continue to generate revenue from government sponsored research and development contracts to supplement our research and development efforts.

Product revenue. Product revenue increased from $611,000 for the nine months ended September 30, 2003 to $1.8 million for the comparable period in 2004. The increase is primarily attributable to the recognition of previously deferred revenue of $1.4 million related to our HOGEN 40 series units, which previously were deferred until expiration of the product warranty. The Company defers revenue on HOGEN 40 series units due to its inability to estimate warranty costs upon product shipment. The recognition of the HOGEN 40 series revenues is offset by a $376,000 decrease in revenues recognized on our laboratory generator products due to the transition to a two-year warranty period on these products described above. Service, rental and other revenue increased approximately $175,000 for the nine months ended September 30, 2004 versus the comparable period in 2003, with the majority of this increase attributable to the HOGEN 40 series units.

In the fourth quarter of 2002, we discovered performance issues relating to the operation of cell stacks and associated sensors in our HOGEN 40 series units. Our investigation revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, we determined that recognizing revenue on shipment of our HOGEN 40 series units was no longer appropriate because of significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within our HOGEN 40 series generators. We have made modifications to the existing cell stack design to improve its performance and anticipate deferring product revenue until we have compiled sufficient warranty history on units containing modified cell stacks. For this reason, product revenue from HOGEN 40 series shipments made subsequent to September 30, 2002 is deferred until the expiration of the product warranty period. In the second quarter of 2004, the Company began to recognize previously deferred revenue on the HOGEN 40 series units upon expiration of the product warranty.

Units shipped. Total units shipped decreased from 102 for the nine months ended September 30, 2003 to 100 for the comparable period in 2004. Shipments of the HOGEN 40 series units increased, from 26 for the first nine months of 2003, to 29 for the first nine months of 2004. Shipments of our laboratory generator units decreased from 76 for the first nine months of 2003 to 61 for the first nine months of 2004. Shipments of our H-series units totaled 10 in the first nine months of 2004. Total revenue deferred in the first nine months of 2004 related to units shipped was approximately $2.7 million. Total revenue deferred in the first nine months of 2003 related to units shipped was approximately $1.5 million.

Costs of contract revenue. Costs of contract revenue increased from $799,000 for the nine months ended September 30, 2003 to $8.5 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s contract costs of $7.8 million. The remaining increase was due to Proton’s increased contract costs due to an increase to nine active contracts from six for the nine months ended September 30, 2004 and 2003, respectively. Of the active Proton contracts, costs were recognized on seven versus four for the nine months ended September 30, 2004 and 2003, respectively.

Costs of production. Costs of production increased from $1.5 million for the nine months ended September 30, 2003 to $3.0 million for the comparable period in 2004. The increase in 2004 relates to an increase of approximately $1.2 million of previously deferred HOGEN 40 series costs recognized upon the recognition of revenue on such units upon the expiration of the product warranty. The recognition of the HOGEN 40 series costs is offset by a $468,000 decrease in costs recognized on our laboratory generator products due to the transition to a two-year warranty period on these products described above. In addition, the first nine months of 2003 contained accrual reversal adjustments of approximately $194,000 related to our cell stack replacement program. Warranty costs increased $351,000 in 2004, related to an estimated loss provision of approximately $210,000 and other warranty costs of approximately $85,000 associated with our HOGEN 380 units, as well as a $115,000 increase in HOGEN 40 series warranty costs resulting from an increased number of units in the field compared to the prior year, being offset by a $62,000 decrease in laboratory generator related warranty costs. Services, rental and other costs increased approximately $250,000 in the first nine months of 2004 versus the comparable 2003 period, primarily related to our HOGEN 40 series.

Research and development expenses. Research and development expenses decreased from $5.7 million for the nine months ended September 30, 2003 to $4.8 million for the comparable period in 2004. The decrease is attributable to a $1.5 million decrease in Proton’s research and development activities related primarily to workforce reductions and attrition as well as an overall $740,000 decrease in material spending, offset by a $149,000 increase in utilities and depreciation costs, the inclusion of $839,000 related to Northern’s research and development efforts in the nine months ended September 30, 2004, and an offset to expenses of $375,000 in the 2003 comparable period related to Proton’s agreement with Connecticut Clean Energy Fund. Proton’s research and development activities are primarily related to PEM technology in our regenerative fuel cell systems and our hydrogen generators. Northern’s research and development activities are primarily related to state-of-the-art renewable and fossil-fuel power systems. We expect our research and development expenses to remain level or decrease for the next twelve months.

General and administrative expenses. General and administrative expenses increased from $7.3 million for the nine months ended September 30, 2003 to $13.8 million for the comparable period in 2004. The increase in 2004 was due primarily to the inclusion of our Northern subsidiary’s general and administrative costs of $6.8 million. The remaining variance is due to lower personnel costs, approximately $591,000, lower legal costs of approximately $450,000 due to significantly lower patent related fees, offset primarily by increased accounting, consulting and other costs of approximately $291,000, increased insurance costs of $151,000, and increased marketing costs of $180,000 primarily driven by increased marketing efforts for all products in first nine months of 2004 versus 2003.

During the second quarter of 2004, we decided not to pursue further development of the H380 series product line. We shifted our focus from the H380 to a new platform, the HOGEN H series. In 2004, we launched production and started to receive orders for the HOGEN H series generators. As a result, within the Proton segment, we reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds of those assets. Additionally, we recognized in general and administrative expense an impairment loss of $185,000.

Interest income. Interest income decreased from $2.2 million for the nine months ended September 30, 2003 to $841,000 for the comparable period in 2004. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the nine months ended September 30, 2004 and 2003 were approximately $66.7 million and $125.2 million, respectively. The average interest rates for the nine months ended September 30, 2004 and 2003 were approximately 1.7% and 2.3%, respectively.

Interest expense. Interest expense increased from $182,000 for the nine months ended September 30, 2003 to $242,000 for the comparable period in 2004. The increase was the result of an increased average debt balance due primarily to the inclusion beginning in the first quarter 2004 of Northern’s capital lease obligation and payments made by Northern on this obligation beginning in February 2004.

Liquidity and Capital Resources

Since its inception in August 1996 through September 2004, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of September 30, 2004, Distributed Energy had $62.0 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $16.5 million for the nine months ended September 30, 2004 and was primarily attributable to the Company’s net loss and decreases in accounts payable and accrued expenses, increases in inventory and deferred costs, offset by increases in billings in excess of costs on contracts in progress and deferred revenue, as well as the add back of certain non-cash related expenditures. Cash used in operating activities was $10.8 million for the nine months ended September 30, 2003 and was primarily attributable to the Company’s net loss and decreases in accounts payable and accrued expenses, offset by increases in deferred revenue.

Cash provided by investing activities was $17.3 million for the nine months ended September 30, 2004 and was primarily attributable to proceeds from the maturity of marketable securities and decreases in restricted cash, offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $44.8 million for the nine months ended September 30, 2003 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities, purchases of fixed assets, issuance of a note receivable, and restricted cash.

Cash used in financing activities was $170,000 for the nine months ended September 30, 2004 and was primarily attributable to payments under Proton’s and Northern’s debt agreements. Cash used in financing activities was $34.0 million for the nine months ended September 30, 2003 and was primarily attributable to our $1 per share cash distribution to shareholders in June 2003.

Distributed Energy anticipates that its cash and marketable securities on hand as of September 30, 2004 will be adequate to fund its operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, Distributed Energy expects to continue to fund the production of its hydrogen generators and fund on-going project costs as well as continuing its research and development activities. Distributed Energy cannot ensure that it will not require additional financing to fund its operations or that, if required, any further financing will be available to Distributed Energy on acceptable terms, or at all. If sufficient funds are not available, Distributed Energy may be required to delay, reduce or eliminate some of its research and development, manufacturing, or contract programs. The terms of any additional financing may require Distributed Energy to relinquish rights to its technologies or potential products or other assets.

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

Distributed Energy has incurred substantial losses since it was founded and anticipates it will continue to incur substantial losses in the future. As of September 30, 2004, Distributed Energy had an accumulated deficit of approximately $116 million. Distributed Energy cannot predict when it will operate profitably, if ever. Distributed Energy expects to continue to incur expenses related to research and development activities, expansion of its manufacturing facilities and general administrative functions. As a result, Distributed Energy anticipates that it will continue to incur losses until it can cost-effectively produce and sell its hydrogen generators. Even if Distributed Energy does achieve profitability, Distributed Energy may be unable to sustain or increase its profitability in the future.

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

Northern depends on a small number of customers, and termination of a project by one or more of these customers could harm Northern’s business.

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

Distributed Energy’s success depends upon the continued service of its executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of Distributed Energy’s executive officers or key employees, especially Walter W. Schroeder, Mark Murray or Clint Coleman, could impair Distributed Energy’s ability to pursue its growth strategy. Distributed Energy does not have employment agreements with any of its key executives. Distributed Energy may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

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

Distributed Energy’s directors, executive officers and individuals or entities affiliated with Distributed Energy’s directors as a group beneficially own, approximately 10% of Distributed Energy’s outstanding common stock at September 30, 2004. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of Distributed Energy’s directors, and the approval of any other action requiring the approval of Distributed Energy’s stockholders, including any amendments to Distributed Energy’s certificate of incorporation and mergers or sales of substantially all of Distributed Energy’s assets. In addition, without the consent of these stockholders, Distributed Energy could be prevented from entering into transactions that could be beneficial to it or its other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Distributed Energy at a price per share that is above the then-current market price.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to perform an evaluation of its internal control over financial reporting and have our independent auditors attest to such evaluation. Along with many other companies whose fiscal year ends on December 31, we must implement these requirements for the first time in connection with the preparation of the annual report for the year ending December 31, 2004. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to document, evaluate and test the systems and processes necessary for compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our independent auditor’s are unable to attest on a timely basis to the adequacy of the Company’s internal control, we may be subject to additional scrutiny surrounding our internal control over financial reporting.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company holds marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. The Company’s marketable securities portfolio of approximately $57.0 million includes six callable agency securities with a fair market value totaling approximately $31.8 million. In the first nine months of 2004, four investments approximating $18.3 million were called at par. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special Litigation Committee of the Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the Court. The Company believes it has meritorious defenses to the claims made in the Amended Complaint and, if the settlement is not approved, the Company intends to contest the lawsuits vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2000, Proton closed an initial public offering of its common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement was 333-39748.

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of September 30, 2004, approximately $64.7 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern Power Systems, Inc. (the “Acquisition”). The remaining net proceeds are invested in U.S. Government and Agency securities. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

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

Date: November 5, 2004	DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ Walter W. Schroeder
Walter W. Schroeder
President

	By:	/s/ John A. Glidden
John A. Glidden
Principal Financial and Accounting Officer