Form 10-K/A
period 2004-12-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2005-03-22
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2005 (the “Original Form 10-K”), to include disclosure in Item 9A that was inadvertently not included in the Original Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K.

ITEM 9A. Controls and Procedures

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

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included below. The independent registered public accounting firm’s related audit report is included in Item 8 of this Form 10-K and is incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our president and vice president of finance, of the effectiveness of our internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on the evaluation, our management, including our president and vice president of finance, concluded that our internal control over financial reporting was effective as of December 31, 2004.

2

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTED ENERGY SYSTEMS CORP.

/s/ Walter W. Schroeder
Walter W. Schroeder, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Walter W. Schroeder	President and Director (Principal executive officer)	March 22, 2005

/s/ Robert W. Shaw, Jr.	Chairman of the Board and Director	March 22, 2005

/s/ Gerald B. Ostroski	Director	March 22, 2005

/s/ James H. Ozanne	Director	March 22, 2005

/s/ Philip R. Sharp	Director	March 22, 2005

/s/ Paul F. Koeppe	Director	March 22, 2005

/s/ Theodore Stern	Director	March 22, 2005

/s/ John A. Glidden	Vice President of Finance (Principal financial and accounting officer)	March 22, 2005

4