Form 10-Q
period 2005-03-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2005-05-09
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 4, 2005 was 35,948,230.

DISTRIBUTED ENERGY SYSTEMS CORP.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,632,862	$5,989,896
Marketable securities (Note 4)	48,148,826	53,145,106
Current portion of restricted cash	912,549	912,549
Accounts receivable, less allowances of $69,448 and $184,948, respectively	6,461,618	5,289,880
Costs in excess of billings on contracts in progress	2,162,381	719,103
Inventories (Note 5)	4,516,736	4,115,269
Deferred costs	3,450,057	3,731,140
Interest receivable	246,173	265,170
Other current assets	900,650	891,756

Total current assets	68,431,852	75,059,869

Fixed assets, net	19,956,829	20,244,045
Long-term portion of restricted cash	569,250	569,250
Intangible assets, net	3,662,603	3,782,115
Goodwill	24,755,962	24,755,962
Other assets, net	150,658	159,488

Total assets	$117,527,154	$124,570,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$370,650	$366,600
Current portion of capital lease	101,875	107,686
Accounts payable	3,777,894	3,742,794
Accrued expenses (Note 6 and 9)	1,036,687	1,179,140
Accrued compensation	1,584,087	2,036,906
Accrued taxes (Note 9)	284,751	558,642
Billings in excess of costs on contacts in progress	1,502,304	3,590,580
Deferred revenue	4,067,264	4,301,545
Customer advances	1,128,371	423,629

Total current liabilities	13,853,883	16,307,522

Long term liabilities:
Deferred tax liability	564,775	564,775
Long-term debt	5,627,932	5,723,632
Long-term portion of capital lease	2,521,170	2,541,183

Total liabilities	22,567,760	25,137,112

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 35,930,804 and 35,609,794 shares issued and outstanding, respectively	359,308	356,098
Additional paid-in capital	220,254,577	220,129,697
Unearned compensation	(876,868)	(1,023,738)
Accumulated other comprehensive loss (Note 4)	(394,881)	(358,087)
Accumulated deficit	(124,382,742)	(119,670,353)

Total stockholders’ equity	94,959,394	99,433,617

Total liabilities and stockholders’ equity	$117,527,154	$124,570,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Contract revenue	$8,433,441	$1,778,480
Product revenue	1,102,515	175,816

Total revenues	9,535,956	1,954,296
Costs and expenses:
Costs of contract revenue	7,434,668	1,603,239
Costs of production	1,406,970	572,622
Research and development:
Noncash depreciation and amortization	231,583	224,237
Other research and development	1,108,993	1,701,420
Selling, general and administrative:
Noncash depreciation, amortization and stock based compensation	443,545	943,863
Other selling, general and administrative	3,761,860	3,865,389

Total costs and expenses	14,387,619	8,910,770

Loss from operations	(4,851,663)	(6,956,474)
Interest income	264,683	289,952
Interest expense	(94,761)	(83,154)
Loss on disposal of fixed assets	(26,497)	—
Loss on sale of marketable securities	(2,200)	—
Loss on foreign exchange	(1,951)	(3,035)

Net loss	$(4,712,389)	$(6,752,711)

Basic and diluted net loss per share	$(0.13)	$(0.19)

Shares used in computing basic and diluted net loss per share	35,722,794	35,373,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,712,389)	$(6,752,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,484	962,702
Provision for bad debts	4,264	35,019
Amortization of premiums on securities	(16,620)	266,772
Non-cash stock-based expense	174,250	343,158
Loss on sale of marketable securities	2,200	—
Loss on disposal of assets	26,497	—
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	(1,176,002)	242,490
Inventories and deferred costs	(120,384)	(1,610,562)
Costs in excess of billings on contracts in progress	(1,443,278)	157,544
Other current assets and interest receivable	10,103	227,543
Other assets	2,073	(36,854)
Accounts payable and accrued expenses	(560,172)	(4,374,050)
Accrued taxes	(273,891)	(24,729)
Billings in excess of costs on contracts in progress	(2,088,276)	(118,696)
Deferred revenue and customer advances	470,461	1,197,596

Net cash used in operating activities	(9,078,680)	(9,484,778)

Cash flows from investing activities:
Purchases of fixed assets	(239,996)	(113,567)
Proceeds from the sale of fixed assets	4,500	—
Purchases of marketable securities	(3,073,894)	(21,997,294)
Proceeds from maturities and sales of marketable securities	8,047,800	38,531,000
Restricted cash	—	6,188,618

Net cash provided by investing activities	4,738,410	22,608,757

Cash flows from financing activities:
Debt principal payments	(117,474)	(104,180)
Proceeds from sale of common stock, net	36,176	14,656
Proceeds from exercise of common stock warrants	38,301	—
Proceeds from exercise of common stock options	26,233	15,796

Net cash used in financing activities	(16,764)	(73,728)

Net increase (decrease) in cash and cash equivalents	(4,357,034)	13,050,251
Cash and cash equivalents at beginning of period	5,989,896	4,275,468

Cash and cash equivalents at end of period	$1,632,862	$17,325,719

Cash paid during the period for interest	$94,586	$81,519

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

The condensed consolidated financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended March 31,
	2005	2004
Net loss	$(4,712,389)	$(6,752,711)
Unrealized losses on marketable securities arising in period	(38,994)	(31,772)
Reclassification adjustments for losses included in net income	2,200	—

Net unrealized losses on marketable securities	(36,794)	(31,772)

Total comprehensive loss	$(4,749,183)	$(6,784,483)

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

For the quarter ended March 31, 2005 sales to one international customer accounted for approximately 20% of total revenue. For the quarter ended March 31, 2004 sales to one international and one domestic customer accounted for approximately 19% and 11% of total revenue, respectively. For the quarters ended March 31, 2005 and 2004, accounts receivable from two customers accounted for approximately 34% and 43%, respectively, of total accounts receivable.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended March 31:

	2005	2004
Net loss attributable to common stockholders:
As reported	$(4,712,389)	$(6,752,711)
Add: Stock-based employee compensation included in net loss	146,870	339,599
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(730,191)	(1,713,508)

Pro forma	$(5,295,710)	$(8,126,620)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.13)	$(0.19)

Pro forma	$(0.15)	$(0.23)

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3.    RECENT ACCOUNTING GUIDANCE

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this statement, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R). For calendar year companies compliance with FAS 123(R) is not required until the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2005, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	March 31, 2005	December 31, 2004
Less than and equal to one year	$47,013,116	$42,094,506
Greater than one year to five years	1,135,710	11,050,600

	$48,148,826	$53,145,106

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $394,881 and $358,087 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, the Company had five callable agency securities with a fair market value totaling approximately $26.5 million. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

As of March 31, 2005, none of the Company’s investments were determined to be other than temporarily impaired.

5.    INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	March 31, 2005	December 31, 2004
Raw materials	$1,809,064	$2,047,443
Work in process	1,916,638	1,458,574
Finished goods	791,034	609,252

	$4,516,736	$4,115,269

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $496,634 and $477,812 at March 31, 2005 and December 31, 2004, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	March 31, 2005	December 31, 2004
Costs incurred and estimated earnings on contracts in progress	$24,328,834	$16,825,598
Less: billings to date	23,668,757	19,697,075

Costs and earnings in excess of (less than) billings, net	$660,077	$(2,871,477)

	March 31, 2005	December 31, 2004
Costs in excess of billings on contracts in progress	$2,162,381	$719,103
Billings in excess of costs on contracts in progress	(1,502,304)	(3,590,580)

Costs and earnings in excess of (less than) billings, net	$660,077	$(2,871,477)

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Accrued warranty	$314,563	$273,027
Accrued purchases	346,078	557,717
Other accruals	376,046	348,396

	$1,036,687	$1,179,140

7.    LOSS PER SHARE

Net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding. No effect has been given to the exercise of 3,364,076 and

2,712,112 common stock options outstanding for the three-month periods ending March 31, 2005 and 2004, respectively, and 1,797,767 and 2,155,394 common stock warrants outstanding for the three-month periods ending March 31, 2005 and 2004, respectively, since the effect would be antidilutive for all reporting periods.

8.    STOCK OPTION GRANTS

During 2000 and 2003, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded employee related stock-based compensation expense of $146,870 and $339,599 for the three-month periods ended March 31, 2005 and 2004, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Contracts

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

In addition to Phase I and Phase II, CCEF agreed in September 2004 to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5kW Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut. Proton has recorded a $471,700 advance related to this agreement through March 31, 2005. In October 2004, CCEF agreed to provide $485,000 of funding for a 15kW RFC Backup Power unit for Wallingford Electric, and $418,000 of funding for an upgrade to an existing RFC system at Mohegan Sun Casino’s Energy, Environment, Economics, and Education Center. The following table sets forth the customer advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product:

CCEF Advance Balance
December 31, 2001	$200,000
Advances	400,000
Milestone achieved	(600,000)

December 31, 2002	$—

Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	188,688
Milestone achieved	—

March 31, 2005	$471,700

Warranty

In the first quarter of 2004 the Company was advised that two of its HOGEN 380 series units were not performing in accordance with the stated warranty. The Company recorded a warranty accrual of $200,000 related to the two units. In addition, as of March 31, 2004, the Company fully reserved for the unpaid receivables balance of approximately $35,000 related to these units. In the third quarter of 2004, the Company received an order for four HOGEN H series units from the customer. As settlement of the warranty obligation related to the two HOGEN 380 units, the Company agreed to accept a proportional reduction in the accounts receivable related to the eventual sale of the HOGEN H series units. As of December 31, 2004, the previously recorded warranty accrual on the HOGEN 380 units had been satisfied.

The changes in the carrying amount of warranties for the three-months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Balance as of December 31:	$273,027	$326,290
Warranties issued in period	131,545	17,079
Adjustments to provision	(13,693)	195,685
Warranty claims	(76,316)	(63,594)

Balance as of March 31:	$314,563	$475,460

Retainage Provisions

Balances billed but not paid by the customer pursuant to retainage provisions in customer contracts are due either upon completion of the contracts and acceptance by the customer or expiration of the warranty period. At March 31, 2005 and December 31, 2004, the accounts receivable balance includes approximately $45,000 of retainage balances.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, a tax accrual of approximately $186,000 and $433,000 for certain state income and sales tax contingencies at March 31, 2005 and December 31, 2004, respectively. In addition, property and franchise tax accruals of approximately $99,000 and $126,000 are recorded within current liabilities at March 31, 2005 and December 31, 2004, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual are subject to change and the actual amount could be greater or less than the accrued amount.

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

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the original settlement. The Company believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

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

Financial information as of and for the quarter ended March 31, 2005 and 2004 (all amounts in $000s) is summarized below:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues:
Proton	$1,766	$406
Northern	7,770	1,548
Eliminations and other	—	—

Consolidated	$9,536	$1,954

Included within Northern’s revenues for the three months ended March 31, 2005 and 2004 are sales to one international customer totaling approximately 20% (Russia) and 19% (United Kingdom) of consolidated revenues, respectively. The Company believes it has no risk of foreign dependence.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Loss from operations:
Proton	$(2,281)	$(3,223)
Northern	(1,561)	(2,304)
Eliminations and other	(1,009)	(1,429)

Consolidated	$(4,851)	$(6,956)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net loss:
Proton	$(2,380)	$(3,278)
Northern	(1,582)	(2,333)
Eliminations and other	(750)	(1,142)

Consolidated	$(4,712)	$(6,753)

	March 31, 2005	December 31, 2004
Total assets:
Proton	$88,863	$91,384
Northern	41,934	41,073
Eliminations and other	(13,270)	(7,886)

Consolidated	$117,527	$124,571

All assets of the Company are located in the United States.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004, and below in this Form 10-Q under the “Legal Proceedings” and “Certain Factors That May Affect Future Results” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

Formed in May 2003, Distributed Energy Systems Corp. is creating and delivering innovative products and solutions to the energy marketplace, giving users greater control over their energy cost, quality, and reliability. Distributed Energy was formed to be parent company of two established businesses: Proton Energy Systems, Inc. (“Proton”) and Northern Power Systems, Inc. (“Northern”). Distributed Energy believes the acquisition of Northern’s project integration experience strengthens near-term capabilities, accelerating entry into early energy-related markets and contributing to advancing the Company’s vision of producing hydrogen from renewable sources.

Proton was founded in 1996 to design, develop and manufacture PEM electrochemical products for commercial applications. Proton’s proprietary PEM technology is incorporated in two families of products: hydrogen generators, commercial models of which Proton is currently manufacturing and delivering to customers, and regenerative fuel cell systems, which Proton is currently developing. Proton’s hydrogen generator products include its line of laboratory hydrogen generators, its HOGEN S series hydrogen generators, and its H-series hydrogen generators.

Northern, originally founded in 1974 under the name of “North Wind Power Company,” was incorporated in Delaware in December 1997. It designs, manufactures and installs reliable, cost-efficient distributed generation power systems using fossil fuel, solar energy and wind energy. Northern also develops, manufactures and installs utility grade wind turbines. Northern sells its products to domestic and international customers.

Recent Developments

The following significant events occurred in the first quarter 2005:

•	Northern was awarded a master implementation contract by the New York Power Authority (“NYPA”) to design, engineer and install distributed generation projects at various NYPA customer sites over the next three years. The anticipated total value of the contract over the three-year time period is between $5 million and $10 million.

•	Proton was awarded a Phase II contract valued at nearly $1.2 million with the University of Nevada, Las Vegas Research Foundation, or UNLVRF. This is a follow-on to the Phase I contract under which Proton and the UNLVRF team are developing a hydrogen filling station capable of operating on solar power for installation in Las Vegas, Nevada.

•	Northern was awarded a $3.1 million contract by Honeywell to provide a turnkey on-site combined heat and power system for the United States Postal Service Margaret L. Sellers Processing and Distribution Center in San Diego, California.

•	Proton signed a three-year agreement with Airgas, Inc to market and distribute Proton’s HOGEN® on-site hydrogen generation systems to customers in the United States.

•	Proton was highlighted in Power Engineering, a leading electric utility industry publication. The article, entitled, “On-Site Hydrogen Production Means More Than Convenience,” gives background on the efficiencies and cost savings that are driving growing power plant industry acceptance of Proton’s HOGEN® Proton Exchange Membrane system for on-site hydrogen generation.

•	Proton was highlighted in a paper, “The Positive Effects of Utilizing Continuous Hydrogen Replenishment in Electric Power Generators” presented at ASME 2005 Electric Power Conference in Chicago.

Critical Accounting Judgments and Estimates

Distributed Energy’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared by Distributed Energy in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires Distributed Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Distributed Energy’s estimates include those related to revenue recognition, income taxes, depreciable lives of equipment, warranty obligations and contingency accruals. Distributed Energy bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The audit committee of Distributed Energy’s board of directors has discussed Distributed Energy’s critical accounting policies with management and Distributed Energy’s independent accountants. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 16, 2004.

Recent Accounting Guidance

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement

requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R) however, in adopting this statement, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R). For calendar year companies compliance with FAS 123(R) is not required until the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004

Revenues:

Net revenues	March 31, 2005	March 31, 2004	Increase (decrease)
Contract	$8,433,441	$1,778,480	$6,654,961	374%
Product	1,102,515	175,816	926,699	527%

Total	$9,535,956	$1,954,296	$7,581,660	388%

The following chart provides comparative contract revenues by operating segment:

Contract revenue	March 31, 2005	March 31, 2004	Increase (decrease)
Northern	$7,770,304	$1,547,991	$6,222,313	402%
Proton	663,137	230,489	432,648	188%

Total	$8,433,441	$1,778,480	$6,654,961	374%

The increase in Northern’s contract revenue is due to the recognition of revenue on 35 active and/or completed contracts in the first quarter 2005 versus revenue recognized on 16 active and/or completed contracts in the first quarter 2004. In the first quarter 2005, five contracts, the SC Johnson, 201 Mission and 717 5th Avenue on-site power system projects, and the Sakhalin I and Papua New Guinea integrated power system contracts accounted for approximately $4.5 million or 58% of the total Northern contract revenue. In the first quarter 2004, five contracts, AGT, Niagara Mohawk and Lockheed Martin integrated power system contracts, and the WINPAC and LWT government sponsored contracts, accounted for approximately $1.0 million or 67% of the total Northern contract revenue.

The increase in Proton’s contract revenue is due to an increase in active contracts rising from five in the first quarter 2004 to eight in the first quarter 2005. In the first quarter 2005, four contracts, E-Vermont, DARPA, UNLV Phase II and NASA Phase II accounted for approximately $532,000 or 80% of the total Proton contract revenue recognized. In the first quarter 2004, two contracts, DOE/SEP and UNLV Phase I, accounted for approximately $162,000 or 70% of the total Proton contract revenue recognized.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	March 31, 2005	March 31, 2004	Increase (decrease)
Hydrogen generators	$1,031,782	$89,564	$942,218	1052%
Rental, Service and Other	70,733	86,252	(15,519)	-18%

Total	$1,102,515	$175,816	$926,699	527%

The increase in product revenues is due to the recognition of $430,000 in HOGEN S series unit revenues upon the expiration of the product warranty in the first quarter 2005. The Company began recognizing HOGEN S series unit revenue upon the expiration of the product warranty beginning in the second quarter of 2004. Additionally, in the first quarter of 2005, the Company determined it now had adequate warranty history on its laboratory generators sold with a two-year warranty to begin recognizing revenue upon shipment. Prior to this quarter, revenue on such laboratory generators was recognized at the end of the warranty period. Accordingly, the first quarter 2005 product revenue includes $437,000 of previously deferred laboratory generator revenue recognized within the warranty period, and $163,000 of laboratory generator revenue recognized upon shipment in the first quarter of 2005.

Costs of revenue:

Cost of revenues	March 31, 2005	March 31, 2004	Increase (decrease)
Contract	$7,434,668	$1,603,239	$5,831,429	364%
Product	1,406,970	572,622	834,348	146%

Total	$8,841,638	$2,175,861	$6,665,777	306%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues—contract	March 31, 2005	March 31, 2004	Increase (decrease)
Northern	$6,952,113	$1,382,693	$5,569,420	403%
Proton	482,555	220,546	262,009	119%

Total	$7,434,668	$1,603,239	$5,831,429	364%

The increase in Northern cost of contract revenue is due directly to the previously noted increase in active and/or completed contracts. In the first quarter 2005 and 2004, the previously noted contracts, accounted for approximately $3.9 million and $859,000, or 56% and 62%, of the total Northern cost of contract revenue, respectively.

The increase in Proton cost of contract revenue is due directly to the previously noted increase in active contracts. In the first quarters 2005 and 2004, the previously noted contracts accounted for approximately $326,000 and $198,000 or 67% and 90% of the total Proton cost of contract revenue recognized, respectively.

The following chart provides comparative cost of product revenues within the Proton segment:

Cost of revenues—product	March 31, 2005	March 31, 2004	Increase (decrease)
Hydrogen generators	$1,311,017	$461,609	$849,408	184%
Rental, Service and Other	95,953	111,013	(15,060)	-14%

Total	$1,406,970	$572,622	$834,348	146%

In the first quarter of 2005, the Company determined it had adequate warranty history on its laboratory generators sold with a two-year warranty to recognize revenue and associated cost of revenue upon shipment. The first quarter 2005 laboratory generator cost of revenue, accordingly, represents $430,000 of previously deferred cost of revenue recognized within the warranty period, and $153,000, first quarter 2005 laboratory generator cost of revenue recognized upon shipment. Additionally, the increase in cost of product revenues is due to the recognition of $297,000 in HOGEN S series unit costs upon the expiration of the product warranty in the first quarter 2005. The Company began recognizing HOGEN S series unit cost of revenue upon the expiration of the product warranty beginning in the second quarter of 2004. The remaining increase is due to increased lower cost of market reserves in 2005 of approximately $200,000, primarily associated with our HOGEN H series units, offset by lower warranty related costs of approximately $170,000. The first quarter of 2004 contained HOGEN 380 associated warranty costs of approximately $265,000. The HOGEN 380 series has been replaced by the HOGEN H series.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

Hydrogen generator unit shipments	March 31, 2005	March 31, 2004	Increase (decrease)
S series	5	12	(7)
H series	1	—	1
Laboratory generators	20	18	2

Total	26	30	(4)

Revenue deferred on units shipped	March 31, 2005	March 31, 2004	Increase (decrease)
S series	$209,390	$649,125	$(439,735)
H series	105,000	—	105,000
Laboratory generators	4,500	28,400	(23,900)

Total	$318,890	$677,525	$(358,635)

Cost deferred on units shipped	March 31, 2005	March 31, 2004	Increase (decrease)
S series	$175,015	$428,478	$(253,463)
H series	105,000	—	105,000
Laboratory generators	4,088	28,400	(24,312)

Total	$284,103	$456,878	$(172,775)

As of March 31, 2005 the hydrogen generator unit backlog at Proton was 13 S series, 10 H series and 8 laboratory generator units valued at approximately $2 million.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

Research and development	March 31, 2005	March 31, 2004	Increase (decrease)
Employee related	$832,640	$1,169,417	$(336,777)	-29%
Project material	198,660	581,369	(382,709)	-66%
Depreciation and amortization	231,583	224,237	7,346	3%
Other	77,693	(49,366)	127,059	-257%

Total	$1,340,576	$1,925,657	$(585,081)	-30%

Employee related costs and project material costs decreased due to fewer active projects in the first quarter of 2005, with the first quarter 2004 costs primarily associated with Proton’s cell development and the development of the HOGEN H series product. The increase in other costs is due primarily to the inclusion of a $150,000 CCEF credit associated with the achievement of certain project milestones in the first quarter of 2004.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

Selling, general and administrative	March 31, 2005	March 31, 2004	Increase (decrease)
Employee related	$2,262,113	$2,171,500	$90,613	4%
Marketing and advertising	208,516	331,784	(123,268)	-37%
Depreciation, amortization and stock based compensation	443,545	943,863	(500,318)	-53%
Legal, consulting and accounting	454,579	436,814	17,765	4%
Other	836,652	925,291	(88,639)	-10%

Total	$4,205,405	$4,809,252	$(603,847)	-13%

The decrease in marketing and advertising is generally due to decreased costs associated with the marketing of Proton’s HOGEN H series product. Depreciation, amortization and stock based compensation decreased primarily due to decreased deferred stock based compensation costs of $169,000 and intangible asset amortization of $342,000.

Interest income: Interest income decreased from $290,000 for the three months ended March 31, 2004 to $265,000 for the comparable period in 2005. The decrease resulted from decreased cash and marketable securities balances as well as lower average interest rates. The average cash and marketable securities balances for the three months ended March 31, 2005 and 2004 were approximately $54.1 million and $71.6 million, respectively. The average interest rates for the three months ended March 31, 2005 and 2004 were approximately 2.0% and 1.6%, respectively.

Interest expense: Interest expense increased from $83,000 for the three months ended March 31, 2004 to $95,000 for the comparable period in 2005. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations.

Liquidity and Capital Resources

Since its inception in August 1996 through March 2005, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of March 31, 2005, Distributed Energy had $49.8 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $9.0 million for the three months ended March 31, 2005 and was primarily attributable to the Company’s net loss and decreases in billings in excess of costs on contracts in progress, increases in costs in excess of billings on contracts in progress, and increases in receivables. Cash used in operating activities was $9.5 million for the three months ended March 31, 2004 and was primarily attributable to the Company’s net loss and decreases in accounts payable and accrued expenses, increases in inventory and deferred costs, offset by increases in deferred revenues and customer advances, as well as the add back of certain non-cash related expenditures.

Cash provided by investing activities was $4.7 million for the three months ended March 31, 2005 and was primarily attributable to proceeds from the maturity and sale of marketable securities, offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $22.6 million for the three months ended March 31, 2004 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities, and decreases in restricted cash.

Cash used in financing activities was $17,000 for the three months ended March 31, 2005 and was primarily attributable to payments under Proton’s and Northern’s debt agreements offset by proceeds received in conjunction with the employee stock purchase plan, exercised incentive stock options, and exercised common stock warrants. Cash used in financing activities was $74,000 for the three months ended March 31, 2004 and was primarily attributable to payments under Proton’s and Northern’s debt agreements.

Distributed Energy anticipates that its cash and marketable securities on hand as of March 31, 2005 will be adequate to fund its operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, Distributed Energy expects to continue to fund the production of its hydrogen generators and fund on-going project costs as well as continuing its research and development activities. Distributed Energy cannot ensure that it will not require additional financing to fund its operations or that, if required, any further financing will be available to Distributed Energy on acceptable terms, or at all. If sufficient funds are not available, Distributed Energy may be required to delay, reduce or eliminate some of its research and development, manufacturing, or contract programs. The terms of any additional financing may require Distributed Energy to relinquish rights to its technologies or potential products or other assets.

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

Distributed Energy faces many risks and uncertainties. If it is unsuccessful in addressing these risks and uncertainties, it may be unable to generate revenue and grow its business. Proton was formed in 1996 to research and develop PEM electrochemical products. Proton has begun shipping commercial models of its hydrogen generators only over the last few years and has not yet manufactured commercial regenerative fuel cell systems. Accordingly, there is only a limited basis upon which you can evaluate Proton’s business and prospects, and Proton’s future success is uncertain. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of Proton’s products, development of fully functioning manufacturing operations, refinement of processes and components for Proton’s commercial products, recruitment of qualified personnel, ability to manufacture a product which meets cost, reliability and efficiency needs, and achievement of market acceptance for Proton’s products.

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

Distributed Energy has incurred substantial losses since it was founded and anticipates it will continue to incur substantial losses in the future. As of March 31, 2005, Distributed Energy had an accumulated deficit of approximately $124.3 million. Distributed Energy cannot predict when it will operate profitably, if ever. Distributed Energy expects to continue to incur expenses related to research and development activities, expansion of its manufacturing facilities and selling, general and administrative functions. As a result, Distributed Energy anticipates that it will continue to incur losses until it can achieve high enough volumes to cost-effectively produce and sell Proton hydrogen generators or achieve enough business at favorable margins at Northern. Even if Distributed Energy does achieve profitability, Distributed Energy may be unable to sustain or increase its profitability in the future.

Proton has experienced performance problems with its hydrogen generators.

In the past Proton has experienced performance problems with certain components of its hydrogen generators, specifically hydrogen sensor modules, power supplies, and cell stacks, which have required component replacement. We cannot guarantee that further problems related to these or other components may occur and require additional corrective measures. If Proton is unable to solve these problems, potential purchasers of Proton products may decline to purchase them.

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

Proton intends to market its hydrogen generators to small and medium volume users of delivered hydrogen. Proton’s business depends on the widespread commercial acceptance of its hydrogen generators, and Proton may be unable to grow its business if Proton’s targeted customers do not purchase substantial numbers of Proton’s hydrogen generators. Proton’s targeted customers, or the distributors whom Proton intends to use to market to these customers, may not purchase Proton’s hydrogen generators at all or in sufficient quantities to support the growth of Proton’s business. Proton’s hydrogen generators will require its target customers to make a substantial initial investment, currently ranging from approximately $10,000 to $135,000 per unit for Proton’s HOGEN GC, S and H series models. Proton’s method of supplying hydrogen by producing it on-site using PEM electrolysis represents a significant departure from conventional means of supplying hydrogen to end users. PEM electrolysis is a new technology in the markets Proton is targeting, and Proton does not know if its targeted customers will accept Proton’s product.

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

Proton expects to incur significant expenses in expanding its manufacturing production, and Proton may not be successful in these efforts.

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

A portion of Northern’s future growth depends on its ability to provide distributed generation systems that deliver electricity at a price that is competitive with the utility grid; significant declines in the price of utility delivered electricity or Northern’s inability to continue to reduce the cost of its distributed generation systems could reduce demand for its services and products.

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

Distributed Energy may not receive the full amount of its backlog, which could harm its business.

Our backlog was approximately $25 million as of December 31, 2004 and March 31, 2005. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2004 and March 31, 2005 from which we expect to recognize revenue in fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2004 and March 31, 2005, our revenue and operating results for fiscal 2005 as well as future reporting periods may be materially harmed.

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

Distributed Energy’s directors, executive officers and individuals or entities affiliated with Distributed Energy’s directors as a group beneficially own, approximately 12% of Proton’s outstanding common stock at

March 31, 2005. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of Distributed Energy’s directors, and the approval of any other action requiring the approval of Distributed Energy’s stockholders, including any amendments to Distributed Energy’s certificate of incorporation and mergers or sales of substantially all of Distributed Energy’s assets. In addition, without the consent of these stockholders, Distributed Energy could be prevented from entering into transactions that could be beneficial to it or its other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Distributed Energy at a price per share that is above the then-current market price.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company holds marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. The Company’s marketable securities portfolio of approximately $48.1 million includes five callable agency securities with a fair market value totaling approximately $26.5 million. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s chief executive officer and the chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the original settlement. The Company believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2000, Proton closed an initial public offering of its common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement was 333-39748.

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of March 31, 2005, approximately $75.8 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern Power Systems, Inc. (the “Acquisition”). The remaining net proceeds are invested in U.S. Government and Agency securities. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

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

Date: May 6, 2005		DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ WALTER W. SCHROEDER
Walter W. Schroeder
President
(Principal Executive Officer)

	By:	/s/ JOHN A. GLIDDEN
John A. Glidden
Vice President of Finance
(Principal Financial and Accounting Officer)