Form 10-Q
period 2005-06-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2005-08-05
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 4, 2005 was 36,192,996.

DISTRIBUTED ENERGY SYSTEMS CORP.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,413,799	$5,989,896
Marketable securities (Note 4)	41,378,201	53,145,106
Current portion of restricted cash	912,549	912,549
Accounts receivable, less allowances of $92,000 and $185,000, respectively	7,075,503	5,289,880
Costs in excess of billings on contracts in progress (Note 5)	3,401,613	719,103
Inventories and deferred costs (Note 5)	8,632,685	7,846,409
Other current assets	1,043,533	1,156,926

Total current assets	66,857,883	75,059,869

Fixed assets, net	19,881,573	20,244,045
Long-term portion of restricted cash	569,250	569,250
Intangible assets, net	3,543,091	3,782,115
Goodwill	24,755,962	24,755,962
Other assets, net	139,832	159,488

Total assets	$115,747,591	$124,570,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$374,700	$366,600
Current portion of capital lease	108,251	107,686
Accounts payable	3,749,158	3,742,794
Accrued expenses (Note 6 and 9)	1,576,291	1,737,782
Accrued compensation	2,498,544	2,036,906
Billings in excess of costs on contacts in progress (Note 5)	1,718,806	3,590,580
Deferred revenue	4,739,367	4,301,545
Customer advances	1,611,923	423,629

Total current liabilities	16,377,040	16,307,522

Long term liabilities:
Deferred tax liability	564,775	564,775
Long-term debt	5,532,232	5,723,632
Long-term portion of capital lease	2,480,716	2,541,183

Total liabilities	24,954,763	25,137,112

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 36,056,007 and 35,609,794 shares issued and outstanding, respectively	360,560	356,098
Additional paid-in capital	220,277,544	220,129,697
Unearned compensation	(718,963)	(1,023,738)
Accumulated other comprehensive loss (Note 4)	(241,124)	(358,087)
Accumulated deficit	(128,885,189)	(119,670,353)

Total stockholders’ equity	90,792,828	99,433,617

Total liabilities and stockholders’ equity	$115,747,591	$124,570,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Contract revenue	$11,475,281	$3,201,923	$19,908,722	$4,980,404
Product revenue	691,986	1,118,614	1,794,501	1,294,431

Total revenues	12,167,267	4,320,537	21,703,223	6,274,835
Costs and expenses:
Costs of contract revenue	10,190,301	3,094,674	17,624,969	4,697,915
Costs of product revenue	793,129	1,418,194	2,200,098	1,990,816
Research and development:
Noncash depreciation and amortization	242,343	244,863	473,926	469,100
Other research and development	995,159	1,171,923	2,104,152	2,873,342
Selling, general and administrative:
Noncash depreciation, amortization and stock based compensation	392,140	841,373	835,685	1,785,236
Other selling, general and administrative	4,189,048	3,590,720	7,950,910	7,456,109

Total costs and expenses	16,802,120	10,361,747	31,189,740	19,272,518

Loss from operations	(4,634,853)	(6,041,210)	(9,486,517)	(12,997,683)
Interest income	247,062	223,420	511,746	513,371
Interest expense	(95,442)	(75,728)	(190,203)	(158,882)
Loss on disposal of fixed assets	(1,905)	—	(28,402)	—
Loss on sale of marketable securities	—	—	(2,200)	—
Loss on foreign exchange	(17,309)	(623)	(19,260)	(3,658)

Net loss	$(4,502,447)	$(5,894,141)	$(9,214,836)	$(12,646,852)

Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.26)	$(0.36)

Shares used in computing basic and diluted net loss per share	35,970,854	35,427,806	35,847,509	35,400,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,214,836)	$(12,646,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,248,763	1,926,514
Provision for bad debts	26,869	35,019
Amortization of premiums on marketable securities	(4,761)	483,985
Non-cash stock-based compensation	292,261	586,557
Impairment of assets	—	184,642
Loss on sale of marketable securities	2,200	—
Loss on disposal of assets	28,402	—
Changes in operating assets and liabilities
Accounts receivable	(1,812,492)	(953,573)
Inventories and deferred costs	(774,271)	(1,642,332)
Costs in excess of billings on contracts in progress	(2,682,510)	328,026
Other current assets	113,393	663,757
Other assets	6,143	(53,425)
Accounts payable and accrued expenses	306,511	(4,737,710)
Billings in excess of costs on contracts in progress	(1,871,774)	2,868,474
Deferred revenue and customer advances	1,626,116	139,765

Net cash used in operating activities	(12,709,986)	(12,817,153)

Cash flows from investing activities:
Purchases of fixed assets	(678,661)	(473,481)
Proceeds from the sale of fixed assets	4,500	—
Purchases of marketable securities	(7,116,371)	(56,990,234)
Proceeds from maturities and sales of marketable securities	19,002,800	65,576,000
Restricted cash	—	6,188,466

Net cash provided by investing activities	11,212,268	14,300,751

Cash flows from financing activities:
Debt principal payments	(243,202)	(218,104)
Proceeds from sale of common stock, net	85,918	52,594
Proceeds from exercise of common stock warrants	38,301	—
Proceeds from exercise of common stock options	40,604	69,779

Net cash used in financing activities	(78,379)	(95,731)

Net increase (decrease) in cash and cash equivalents	(1,576,097)	1,387,867
Cash and cash equivalents at beginning of period	5,989,896	4,275,468

Cash and cash equivalents at end of period	$4,413,799	$5,663,335

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

The condensed consolidated financial statements as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended June 30,
	2005	2004
Net loss	$(4,502,447)	$(5,894,141)
Unrealized gains (losses) on marketable securities arising in period	153,757	(249,292)
Reclassification adjustments for losses included in net income	—	—

Net unrealized gains (losses) on marketable securities	153,757	(249,292)

Total comprehensive loss	$(4,348,690)	$(6,143,433)

	Six Months Ended June 30,
	2005	2004
Net loss	$(9,214,836)	$(12,646,852)
Unrealized gains (losses) on marketable securities arising in period	114,763	(281,063)
Reclassification adjustments for losses included in net income	2,200	—

Net unrealized gains (losses) on marketable securities	116,963	(281,063)

Total comprehensive loss	$(9,097,873)	$(12,927,915)

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

For the quarter ended June 30, 2005 sales to three customers accounted for approximately 36% of total revenue. For the quarter ended June 30, 2004 sales to nine customers accounted for approximately 49% total revenue. For the quarter ended June 30, 2005, accounts receivable from two customers, one foreign and one domestic, accounted for approximately 32% of total accounts receivable. At December 31, 2004, accounts receivable from one customer accounted for approximately 15% of total accounts receivable.

For the six months ended June 30, 2005, sales to five customers, one foreign and four domestic, accounted for approximately 45% of total revenues. For the six months ended June 30, 2004, sales to eight customers accounted for approximately 43% of total revenue.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended June 30:

	2005	2004
Net loss attributable to common stockholders:
As reported	$(4,502,447)	$(5,894,141)
Add: Stock-based employee compensation included in net loss	118,011	245,056
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(654,897)	(1,512,231)

Pro forma	$(5,039,333)	$(7,161,316)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.13)	$(0.17)

Pro forma	$(0.14)	$(0.20)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the six months ended June 30:

	2005	2004
Net loss attributable to common stockholders:
As reported	$(9,214,836)	$(12,646,852)
Add: Stock-based employee compensation included in net loss	264,881	584,655
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(1,385,088)	(3,225,739)

Pro forma	$(10,335,043)	$(15,287,936)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.26)	$(0.36)

Pro forma	$(0.29)	$(0.43)

Long-lived Tangible and Intangible Assets and Goodwill

The Company has significant long-lived tangible and intangible assets, including goodwill, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Long-lived tangible and intangible assets include fixed assets, patents and core technology, completed technology, and trademarks which are amortized using the straight-line method over their estimated useful lives. The values of intangible assets, with the exception of goodwill, were initially determined by a risk-adjusted, discounted cash flow approach. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment of such assets, include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of or use of the acquired assets or the strategy for the Company’s overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	A decline in the Company’s market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment analysis of goodwill. During the last quarter of fiscal 2004, the Company performed its annual assessment and determined that no impairment of goodwill existed. The Company completes a goodwill impairment analysis at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

The Company has determined that Northern operates as one reporting unit. As a result, the Company uses the Discounted Cash Flow Method on a reporting unit basis to determine fair value in the initial step of its goodwill impairment test. As the fair value of Northern as of this date was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired.

Significant judgments and estimates are involved in determining the useful lives of intangible assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in the organization or the Company’s management reporting structure, as well as other events and circumstances, including but not limited to technological advances, future acquisitions, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater aggregation or disaggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on the consolidated financial statements through accelerated amortization and/or impairment charges.

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that impaired long-lived assets be written down to their fair value. During the three months ended June 30, 2004, the Company decided to curtail production of its HOGEN 380 Series hydrogen generators. As a result, the Company, within the Proton segment, reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds. Additionally, the Company recognized an impairment loss of approximately $185,000 for the three months ended June 30, 2004, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2005, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	June 30, 2005	December 31, 2004
Less than and equal to one year	$40,237,411	$42,094,506
Greater than one year to five years	1,140,790	11,050,600

	$41,378,201	$53,145,106

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $241,124 and $358,087 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, the Company had three callable agency securities with a fair market value totaling approximately $11.1 million. These securities generate a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

As of June 30, 2005, none of the Company’s investments were determined to be other than temporarily impaired.

5.    INVENTORIES, DEFERRED COSTS AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	June 30, 2005	December 31, 2004
Raw materials	$1,761,289	$2,047,443
Work in process	1,667,299	1,458,574
Finished goods	1,039,295	609,252

Total inventory	4,467,883	4,115,269

Deferred costs	4,164,802	3,731,140

Total inventory and deferred cost	$8,632,685	$7,846,409

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $520,459 and $477,812 at June 30, 2005 and December 31, 2004, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	June 30, 2005	December 31, 2004
Costs incurred and estimated earnings on contracts in progress	$34,447,819	$16,825,598
Less: billings to date	32,765,012	19,697,075

Costs and earnings in excess of (less than) billings, net	$1,682,807	$(2,871,477)

	June 30, 2005	December 31, 2004
Costs in excess of billings on contracts in progress	$3,401,613	$719,103
Billings in excess of costs on contracts in progress	(1,718,806)	(3,590,580)

Costs and earnings in excess of (less than) billings, net	$1,682,807	$(2,871,477)

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Accrued warranty	$464,922	$273,027
Accrued purchases	437,261	557,717
Accrued taxes	371,098	558,642
Other accruals	303,010	348,396

	$1,576,291	$1,737,782

7.    LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted average common shares outstanding. No effect has been given to the exercise of 3,373,916 and 2,531,063 common stock options outstanding for the three-month periods ending June 30, 2005 and 2004, respectively, and 1,652,731 and 2,155,394 common stock warrants outstanding for the three-month periods ending June 30, 2005 and 2004, respectively, since the effect would be antidilutive for all reporting periods. No effect has been given to the exercise of 3,337,784 and 2,584,142 common stock options outstanding for the six months ending June 30, 2005 and 2004, respectively, and 1,652,731 and 2,155,394 common stock warrants outstanding for the six months ending June 30, 2005 and 2004, respectively, since the effect would be antidilutive for all reporting periods.

8.    STOCK OPTION GRANTS

During 2000 and 2003, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded employee related stock-based compensation expense of $118,011 and $245,056 for the three-month periods ended June 30, 2005 and 2004, respectively, and $264,811 and $584,655 for the six months ended June 30, 2005 and 2004, respectively.

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

In addition to Phase I and Phase II, CCEF agreed in September 2004 to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5kW Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut. Proton has recorded a $712,023 advance related to this agreement through June 30, 2005. In October 2004, CCEF agreed to provide $485,000 of funding for a 15kW RFC Backup Power unit for Wallingford Electric, and $418,000 of funding for an upgrade to an existing RFC system at Mohegan Sun Casino’s Energy, Environment, Economics, and Education Center. The following table sets forth the customer advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product:

CCEF Advance Balance
December 31, 2001	$200,000
Advances	400,000
Milestone achieved	(600,000)

December 31, 2002	$—

Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	429,011
Milestone achieved	—

June 30, 2005	$712,023

Warranty

In the first quarter of 2004 the Company was advised that two of its HOGEN 380 series units were not performing in accordance with the stated warranty. The Company recorded a warranty accrual of $200,000 related to the two units. In addition, as of June 30, 2004, the Company fully reserved for the unpaid receivables balance of approximately $35,000 related to these units. In the third quarter of 2004, the Company received an order for four HOGEN H series units from the customer. As settlement of the warranty obligation related to the two HOGEN 380 units, the Company agreed to accept a proportional reduction in the accounts receivable related to the eventual sale of the HOGEN H series units. As of December 31, 2004, the previously recorded warranty accrual on the HOGEN 380 units had been satisfied.

The changes in the carrying amount of warranties for the six months ended June 30, 2005 and 2004 are as follows:

	2005	2004
Balance as of December 31:	$273,027	$326,290
Warranties issued in period	294,870	42,416
Adjustments to provision	(4,795)	286,369
Warranty claims	(98,180)	(221,072)

Balance as of June 30:	$464,922	$434,003

Retainage Provisions

Balances billed but not paid by the customer pursuant to retainage provisions in customer contracts are due either upon completion of the contracts and acceptance by the customer or expiration of the warranty period. At June 30, 2005 and December 31, 2004, the accounts receivable balance includes approximately $62,000 and $45,000 of retainage balances, respectively.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, a tax accrual of approximately $272,000 and $433,000 for certain state income and sales tax contingencies at June 30, 2005 and December 31, 2004, respectively. In addition, property and franchise tax accruals of approximately $99,000 and $126,000 are recorded within current liabilities at June 30, 2005 and December 31, 2004, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual are subject to change and the actual amount could be greater or less than the accrued amount.

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

Financial information as of and for the quarter ended June 30, 2005 and 2004 (all amounts in $000s) is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Proton	$1,137	$1,554	$2,903	$1,960
Northern	11,030	2,767	18,800	4,315
Eliminations and other	—	—	—	—

Consolidated	$12,167	$4,321	$21,703	$6,275

Included within Northern’s revenues for the three months ended June 30, 2005 are sales to two international customers totaling approximately 7% (Russia and United Kingdom) of consolidated revenues, there were no international customer revenues in the three months ended June 30, 2004. Included within Northern’s revenues for the six months ended June 30, 2005 and 2004 are sales to one international customer totaling approximately 10% (Russia) and 6% (United Kingdom), respectively, of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss from operations:
Proton	$(2,332)	$(2,637)	$(4,613)	$(5,860)
Northern	(1,339)	(2,378)	(2,901)	(4,682)
Eliminations and other	(964)	(1,026)	(1,973)	(2,456)

Consolidated	$(4,635)	$(6,041)	$(9,487)	$(12,998)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
Proton	$(2,425)	$(2,692)	$(4,805)	$(5,970)
Northern	(1,348)	(2,398)	(2,931)	(4,731)
Eliminations and other	(729)	(804)	(1,479)	(1,946)

Consolidated	$(4,502)	$(5,894)	$(9,215)	$(12,647)

	June 30, 2005	December 31, 2004
Total assets:
Proton	$88,126	$91,384
Northern	44,045	41,073
Eliminations and other	(16,423)	(7,886)

Consolidated	$115,748	$124,571

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

Recent Developments

The following significant events occurred in the second quarter 2005:

•	Proton signed a three-year agreement with Airgas, Inc. to market and distribute Proton’s HOGEN® on-site hydrogen generation systems to customers in the United States.

•	Proton signed an agreement with Praxair, Inc. to become the exclusive distributor in Canada and a U.S. distributor for Proton’s HOGEN® advanced on-site hydrogen generation systems for the electric utilities industry and other applications.

•	Northern has been contracted to design, engineer and install a $1.1 million advanced energy storage system for the Palmdale Water District’s Southern California water treatment plant and adjacent pumping facility. This contract with the water district is funded in part by a $1.0 million grant awarded by the California Energy Commission (CEC) on the basis of the project’s potential commercial application across the state.

•	Northern entered into an agreement to design, engineer and construct a 400 kW solar power system at Timberland’s 429,000 square-foot Ontario distribution center in Southern California.

•	Northern has been commissioned by the New York Power Authority to design and install a 165 kW power generation system for the New York City Department of Environmental Protection at its Owl’s Head Wastewater Treatment Facility in Brooklyn, New York.

Critical Accounting Judgments and Estimates

Distributed Energy’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared by Distributed Energy in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires Distributed Energy to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Distributed Energy’s estimates include those related to revenue recognition, income taxes, depreciable lives of equipment, warranty obligations and contingency accruals. Distributed Energy bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The audit committee of Distributed Energy’s board of directors has discussed Distributed Energy’s critical accounting policies with management and Distributed Energy’s independent accountants. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 16, 2005.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues:

Net revenues	June 30, 2005	June 30, 2004	Increase (decrease)
Contract	$11,475,281	$3,201,923	$8,273,358	258%
Product	691,986	1,118,614	(426,628)	-38%

Total	$12,167,267	$4,320,537	$7,846,730	182%

The following chart provides comparative contract revenues by operating segment:

Contract revenue	June 30, 2005	June 30, 2004	Increase (decrease)
Northern	$11,030,167	$2,766,550	$8,263,617	299%
Proton	445,114	435,373	9,741	2%

Total	$11,475,281	$3,201,923	$8,273,358	258%

The increase in Northern’s contract revenue is due to the recognition of revenue on 41 active and/or completed contracts in the second quarter 2005 versus revenue recognized on 15 active and/or completed contracts in the second quarter 2004. In the second quarter 2005, six contracts: the AGT, Honeywell, Equity Office, SC Johnson, AVEC on-site power system projects, and the Parsons integrated power system contract accounted for approximately $6.9 million or 63% of the total Northern contract revenue. In the second quarter 2004, five contracts: the Lockheed Martin, Scientel, SC Johnson and 201 Mission integrated power system contracts, and the WINPAC government sponsored contract, accounted for approximately $1.3 million or 48% of the total Northern contract revenue.

Proton’s contract revenue remained consistent quarter versus quarter. In the second quarter 2005, Proton’s UNLV Phase II contract accounted for 43% of the total Proton contract revenue recognized. In the second quarter 2004, Proton’s DARPA contract accounted for 60% of the total Proton contract revenue recognized.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	June 30, 2005	June 30, 2004	Increase (decrease)
Hydrogen generators	$551,240	$980,987	$(429,747)	-44%
Rental, Service and Other	140,746	137,627	3,119	2%

Total	$691,986	$1,118,614	$(426,628)	-38%

The Company defers revenue on its HOGEN S and H series products until the expiration of the product warranty period, which is generally one year from the date of shipment. The decrease in hydrogen generator revenue in the second quarter 2005 is due primarily to the decrease in HOGEN S series units shipped in the second quarter of 2004 compared to the number of HOGEN S series units shipped in the second quarter of 2003. The Company shipped four HOGEN S series units in the second quarter of 2004 compared to 21 units in the second quarter of 2003, as it was able to effectively clear the backlog created by the cell stack performance issues discovered in fourth quarter of 2002.

Costs of revenue:

Cost of revenues	June 30, 2005	June 30, 2004	Increase (decrease)
Contract	$10,190,301	$3,094,674	$7,095,627	229%
Product	793,129	1,418,194	(625,065)	-44%

Total	$10,983,430	$4,512,868	$6,470,562	143%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues—contract	June 30, 2005	June 30, 2004	Increase (decrease)
Northern	$9,843,199	$2,724,180	$7,119,019	261%
Proton	347,102	370,494	(23,392)	-6%

Total	$10,190,301	$3,094,674	$7,095,627	229%

The increase in Northern cost of contract revenue is due to the previously noted increase in active and/or completed contracts. In the second quarter 2005 and 2004, the previously noted contracts accounted for approximately $5.4 million and $1.2 million, or 55% and 45%, of the total Northern cost of contract revenue, respectively. Margins increased in the second quarter of 2005 as compared to the second quarter of 2004 due to higher warranty costs in 2004 as well as the relative mix and value of the contracts.

The following chart provides comparative cost of product revenues within the Proton segment:

Cost of revenues—product	June 30, 2005	June 30, 2004	Increase (decrease)
Hydrogen generators	$657,466	$1,252,047	$(594,581)	-47%
Rental, Service and Other	135,663	166,147	(30,484)	-18%

Total	$793,129	$1,418,194	$(625,065)	-44%

The decrease in the hydrogen generator cost of revenue is in direct relation to the decrease in the revenue recognized on hydrogen generators in the quarter. HOGEN S series costs recognized in the second quarter of 2005 were approximately $500,000 lower than in the second quarter 2004. Additionally, lower of cost or market adjustments primarily associated with the Company’s HOGEN H series units decreased by approximately

$145,000 in the second quarter of 2005 as compared to the second quarter of 2004. The decrease related to lower production costs and increased selling prices. These lower HOGEN S and H series costs are offset by higher laboratory generator costs recognized of approximately $73,000. In the first quarter of 2005, the Company determined it had adequate warranty history on its laboratory generators sold with a two-year warranty to recognize revenue and associated cost of revenue upon shipment.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments for the second quarter of 2005 and 2004:

Hydrogen generator unit shipments	June 30, 2005	June 30, 2004	Increase (decrease)
S series	7	4	3
H series	7	—	7
Laboratory generators	14	23	(9)

Total	28	27	1

Revenue deferred on units shipped	June 30, 2005	June 30, 2004	Increase (decrease)
S series	$399,891	$251,315	$148,576
H series	844,270	—	844,270
Laboratory generators	—	151,095	(151,095)

Total	$1,244,161	$402,410	$841,751

Cost deferred on units shipped	June 30, 2005	June 30, 2004	Increase (decrease)
S series	$230,680	$173,831	$56,849
H series	829,575	—	829,575
Laboratory generators	—	151,095	(151,095)

Total	$1,060,255	$324,926	$735,329

The HOGEN H Series units were first shipped in the second half of 2004. As of June 30, 2005 the hydrogen generator unit backlog at Proton was 11 HOGEN S series, 7 HOGEN H series and 9 laboratory generator units valued at approximately $1.5 million.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

Research and development	June 30, 2005	June 30, 2004	Increase (decrease)
Employee related	$570,748	$835,611	$(264,863)	-32%
Project material	326,870	168,754	158,116	94%
Depreciation and amortization	242,343	244,863	(2,520)	-1%
Other	97,541	167,558	(70,017)	-42%

Total	$1,237,502	$1,416,786	$(179,284)	-13%

Employee related costs decreased due to fewer active projects in the second quarter of 2005, with the second quarter 2004 costs primarily associated with Proton’s cell development initiatives, powercard development and the HOGEN H series product development. The increase in material costs is due to costs associated with Proton’s cell stack development programs as well as material costs being incurred on active contracts associated with the Connecticut Clean Energy Fund. The decrease in other costs is due primarily to a $50,000 decrease in design and other engineering expenses related to the Proton’s powercard development.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

Selling, general and administrative	June 30, 2005	June 30, 2004	Increase (decrease)
Employee related	$2,655,501	$2,131,800	$523,701	25%
Marketing and advertising	195,109	258,671	(63,562)	-25%
Depreciation, amortization and stock based compensation	392,140	841,373	(449,233)	-53%
Legal, consulting and accounting	336,973	253,351	83,622	33%
Other	1,001,465	946,898	54,567	6%

Total	$4,581,188	$4,432,093	$149,095	3%

The increased employee related costs are primarily due to headcount additions at Northern, which is a direct result of Northern’s increased business activities period to period, as well as costs associated with second quarter 2005 reductions in force. Both headcount additions and reductions occurred as Northern better aligned its personnel to serve customer needs. Marketing and advertising costs decreased because Proton incurred additional costs in the second quarter 2004 associated with the ramp up for the new HOGEN H series product line, which it has not incurred in 2005. Depreciation, amortization and stock based compensation decreased due to $342,000 lower amortization on intangible assets associated with the Northern acquisition and lower stock compensation charges of approximately $125,000. The contract backlog intangible is fully amortized. Legal, consulting and accounting charges increased primarily due to consulting services associated with recruiting and costs associated with the sublease of excess office space at our Wallingford facility.

Interest income: Interest income increased from $223,000 for the three months ended June 30, 2004 to $247,000 for the comparable period in 2005. The increase resulted from higher average interest rates offset by decreased cash and marketable securities balances. The average interest rates for the three months ended June 30, 2005 and 2004 were approximately 2.1% and 1.3%, respectively. The average cash and marketable securities balances for the three months ended June 30, 2005 and 2004 were approximately $47.6 million and $67.0 million, respectively.

Interest expense: Interest expense increased from $76,000 for the three months ended June30, 2004 to $95,000 for the comparable period in 2005. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations.

Comparison of the Six Months Ended June 30, 2005 and 2004

Net revenues	June 30, 2005	June 30, 2004	Increase (decrease)
Contract	$19,908,722	$4,980,404	$14,928,318	300%
Product	1,794,501	1,294,431	500,070	39%

Total	$21,703,223	$6,274,835	$15,428,388	246%

Revenues:

The following chart provides comparative contract revenues by operating segment:

Contract revenue	June 30, 2005	June 30, 2004	Increase (decrease)
Northern	$18,800,471	$4,314,542	$14,485,929	336%
Proton	1,108,251	665,862	442,389	66%

Total	$19,908,722	$4,980,404	$14,928,318	300%

The increase in Northern’s contract revenue is due to the recognition of revenue on 50 active and/or completed contracts in the six months ended June 30, 2005 versus revenue recognized on 34 active and/or completed contracts in the six months ended June 30, 2004. In the six months ended June 30, 2005, five contracts: the SC Johnson, Honeywell, Equity Office, and AVEC on-site power system projects, and the Sakhalin I integrated power system contracts accounted for approximately $9.8 million or 52% of the total Northern contract revenue. In the six months ended June 30, 2004, six contracts: the AGT, Niagara Mohawk and Lockheed Martin integrated power system contracts, the SC Johnson and 201 Mission on-site power system projects, and the WINPAC government sponsored contract, accounted for approximately $2.2 million or 50% of the total Northern contract revenue.

The increase in Proton’s contract revenue is due almost entirely to an increase in the number of active contracts in the first three months of 2005. Proton generated approximately $430,000 more in the first quarter of 2005 due primarily to contracts with the Department of Energy, DARPA, and NASA. As previously mentioned, Proton’s contract revenue remained consistent in the second quarter of 2005 and 2004.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	June 30, 2005	June 30, 2004	Increase (decrease)
Hydrogen generators	$1,583,022	$1,070,552	$512,470	48%
Rental, Service and Other	211,479	223,879	(12,400)	-6%

Total	$1,794,501	$1,294,431	$500,070	39%

The increase in product revenue is due primarily to an increase in laboratory generator revenues of approximately $626,000. In the first quarter of 2005 the Company determined it had adequate warranty history to recognize revenue upon shipment of its laboratory generators sold with a two-year warranty. Prior to the first quarter of 2005, revenue on such laboratory generators was recognized at the end of the warranty period. Accordingly, product revenue in the first six months of 2005 includes $437,000 of previously deferred laboratory generator revenue recognized within the warranty period, and $274,000 of laboratory generator revenue recognized upon shipment in the first six months of 2005. The increase in laboratory generator revenues is offset by decreased HOGEN S series unit revenues of approximately $101,000. The decreased HOGEN S series revenue is due the recognition of deferred revenue upon the expiration of the product warranty on 17 units in 2005 versus 20 units in 2004.

Costs of revenue:

Cost of revenues	June 30, 2005	June 30, 2004	Increase (decrease)
Contract	$17,624,969	$4,697,915	$12,927,054	275%
Product	2,200,098	1,990,816	209,282	11%

Total	$19,825,067	$6,688,731	$13,136,336	196%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues—contract	June 30, 2005	June 30, 2004	Increase (decrease)
Northern	$16,795,312	$4,106,875	$12,688,437	309%
Proton	829,657	591,040	238,617	40%

Total	$17,624,969	$4,697,915	$12,927,054	275%

The increase in Northern cost of contract revenue is due to the previously noted increase in active and/or completed contracts. In the first six months of 2005 and 2004, the previously noted contracts, accounted for approximately $8.5 million and $2.0 million, or 50% and 48%, of the total Northern cost of contract revenue, respectively. Margins increased in the first six months of 2005 as compared to the comparable 2004 period due to higher warranty costs in 2004 as well as the relative mix and value of the contracts.

The increase in Proton cost of contract revenue is due to the previously noted increase in active contracts revenues recognized, primarily from the first quarter of 2005.

The following chart provides comparative cost of product revenues within the Proton segment:

Cost of revenues—product	June 30, 2005	June 30, 2004	Increase (decrease)
Hydrogen generators	$1,968,482	$1,713,656	$254,826	15%
Rental, Service and Other	231,616	277,160	(45,544)	-16%

Total	$2,200,098	$1,990,816	$209,282	11%

In the first quarter of 2005, the Company determined it had adequate warranty history on its laboratory generators sold with a two-year warranty to recognize revenue and associated cost of revenue upon shipment. Therefore, the increase in hydrogen generator costs of revenue relates to $430,000 of previously deferred laboratory generator costs recognized in 2005 and $250,000 of laboratory generator costs recognized upon shipment. The Company also incurred approximately $148,000 more costs related to its HOGEN H series units, primarily warranty costs and increased lower cost or market charges. These cost increases are offset by lower HOGEN S series costs of revenue of approximately $230,000 directly related to the lower number of units recognized upon expiration of warranty period to period, and a reduction in HOGEN 380 series costs of approximately $296,000. The HOGEN 380 series has been replaced by the HOGEN H series. The lower rental, service and other cost of revenue is attributable to lower service and spare parts costs related to the HOGEN S series products.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments for the six-month periods ended June 30, 2005 and 2004:

Hydrogen generator unit shipments	June 30, 2005	June 30, 2004	Increase (decrease)
S series	12	16	(4)
H series	8	—	8
Laboratory generators	34	41	(7)

Total	54	57	(3)

Revenue deferred on units shipped	June 30, 2005	June 30, 2004	Increase (decrease)
S series	$609,281	$900,440	$(291,159)
H series	949,270	—	949,270
Laboratory generators	4,500	179,495	(174,995)

Total	$1,563,051	$1,079,935	$483,116

Cost deferred on units shipped	June 30, 2005	June 30, 2004	Increase (decrease)
S series	$405,695	$602,309	$(196,614)
H series	934,575	—	934,575
Laboratory generators	4,088	179,495	(175,407)

Total	$1,344,358	$781,804	$562,554

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

Research and development	June 30, 2005	June 30, 2004	Increase (decrease)
Employee related	$1,403,388	$2,005,027	$(601,639)	-30%
Project material	525,530	750,123	(224,593)	-30%
Depreciation and amortization	473,926	469,101	4,825	1%
Other	175,234	118,191	57,043	48%

Total	$2,578,078	$3,342,442	$(764,364)	-23%

Employee related costs decreased at Proton by approximately $478,000 and at Northern by approximately $124,000 due to fewer active projects in 2005. Proton’s declining employee costs result from reduced headcount in the research and development group. Material decreases are primarily the result of Proton’s HOGEN H series product line development costs decreasing by approximately $376,000, offset by increased costs incurred on Connecticut Clean Energy Fund (“CCEF”) contracts. Other costs increased due to the inclusion in 2004 of a $150,000 credit from CCEF.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

Selling, general and administrative	June 30, 2005	June 30, 2004	Increase (decrease)
Employee related	$4,986,200	$4,498,253	$487,947	11%
Marketing and advertising	393,778	584,455	(190,677)	-33%
Depreciation, amortization and stock based compensation	835,685	1,785,236	(949,551)	-53%
Legal, consulting and accounting	791,550	666,164	125,386	19%
Other	1,779,382	1,707,237	72,145	4%

Total	$8,786,595	$9,241,345	$(454,750)	-5%

The increased employee related costs are primarily due to headcount additions at Northern, which is a direct result of Northern’s increased business activities period to period, as well as costs associated with second quarter 2005 reductions in force. Both headcount additions and reductions occurred as Northern better aligned its personnel to serve customer needs. The decrease in marketing and advertising is generally due to decreased costs associated with the marketing of Proton’s HOGEN H series product. Depreciation, amortization and stock based compensation decreased due to decreased stock based compensation costs of $295,000 and intangible asset amortization of $685,000, both primarily associated with the Northern acquisition. Legal, consulting and accounting charges increased primarily due to consulting services associated recruiting and costs associated with the sublease of excess office space at our Wallingford facility.

Interest income: Interest income decreased from $513,000 for the six months ended June 30, 2004 to $512,000 for the comparable period in 2005. The decrease resulted from decreased cash and marketable securities balances offset by higher average interest rates. The average cash and marketable securities balances for the six months ended June 30, 2005 and 2004 were approximately $51.1 million and $69.0 million, respectively. The average interest rates on Company cash and marketable securities for the six months ended June 30, 2005 and 2004 were approximately 2.0% and 1.5%, respectively.

Interest expense: Interest expense increased from $159,000 for the six months ended June 30, 2004 to $190,000 for the comparable period in 2005. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations.

Liquidity and Capital Resources

Since its inception in August 1996 through June 30, 2005, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of June 30, 2005, Distributed Energy had $45.8 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $12.7 million in the six months ended June 30, 2005. Contributing to the cash used in operating activities is $9.2 million of operating losses in the first six months of 2005 offset by $1.6 million of non-cash items, primarily depreciation, amortization and stock based compensation charges. Working capital needs of Northern amounted to $5.5 million primarily associated with receivables and contract related costs not yet billed. Proton’s change in working capital contributed approximately $180,000, primarily related to deferred revenues and customer advances and Distributed Energy’s net working capital contributed approximately $236,000, associated with increased accounts payable and lower prepaid expenditures. Cash used in operating activities was $12.8 million in the first six months of 2004. Contributing to the cash used in operating activities is $12.6 million of operating losses offset by $3.2 million of non-cash items, primarily depreciation, amortization and stock based compensation charges. Northern’s change in working capital contributed $0.5 million primarily related to increases in contract related billings offset by decreases in accounts payable. Proton’s change in working capital requirements amounted to $1.4 million primarily associated with increases in inventories and deferred costs and Distributed Energy’s net working capital requirements amounted to $2.5 million primarily associated with accrued merger consideration paid in January 2004.

Cash provided by investing activities was $11.2 million for the six months ended June 30, 2005 and was primarily attributable to proceeds from the maturity and sale of marketable securities, offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $14.3 million for the six months ended June 30, 2004 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities, and decreases in restricted cash. Proceeds from the maturity of marketable securities are generally reinvested in marketable security purchases or used to fund operations.

Cash used in financing activities was $78,000 for the six months ended June 30, 2005 and was primarily attributable to payments under Proton’s and Northern’s debt agreements offset by proceeds received in conjunction with the employee stock purchase plan, exercised incentive stock options, and exercised common stock warrants. Cash used in financing activities was $96,000 for the six months ended June 30, 2004 and was primarily attributable to payments under Proton’s and Northern’s debt agreements, offset by proceeds received in conjunction with the employee stock purchase plan and exercised incentive stock options.

Distributed Energy anticipates that its cash and marketable securities on hand as of June 30, 2005 will be adequate to fund its operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, Distributed Energy expects to continue to be required to fund the working capital needs of Northern’s business, to fund the production of its hydrogen generators and to fund on-going project costs as well as continuing its research and development activities. Distributed Energy cannot ensure that it will not require additional financing to fund its operations or that, if required, any further financing will be available to Distributed Energy on acceptable terms, or at all. If sufficient funds are not available, Distributed Energy may be required to delay, reduce or eliminate some of its research and development, manufacturing, or contract programs. The terms of any additional financing may require Distributed Energy to relinquish rights to its technologies or potential products or other assets. In the second quarter of 2005, Distributed Energy entered into a sublease agreement for a portion of its office space in Wallingford, CT. Rental income is expected to begin in the third quarter of 2005.

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

Distributed Energy has incurred substantial losses since it was founded and anticipates it will continue to incur substantial losses in the future. As of June 30, 2005, Distributed Energy had an accumulated deficit of approximately $129 million. Distributed Energy cannot predict when it will operate profitably, if ever. Distributed Energy expects to continue to incur expenses related to funding of working capital needs, research and development activities, expansion of its manufacturing facilities and selling, general and administrative functions. As a result, Distributed Energy anticipates that it will continue to incur losses until it can achieve high enough volumes to cost-effectively produce and sell Proton hydrogen generators or achieve enough business at favorable margins at Northern. Even if Distributed Energy does achieve profitability, Distributed Energy may be unable to sustain or increase its profitability in the future.

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

Although Proton generally attempts to use standard components for its products, the proton exchange membrane material, hydrogen purification system, and custom designed power supplies used in Proton’s products are currently available only from limited sources. Some of Proton’s suppliers are small and medium size companies which may not be able to increase production in an acceptable time period or at acceptable prices. Also, Proton may be unable to purchase components of adequate quality or that meet its cost requirements. In addition, to the extent these components are proprietary products of Proton’s suppliers, or the processes used by Proton’s suppliers to manufacture these components are proprietary, Proton may be unable to obtain comparable components from alternative suppliers. Proton may experience delays in production of its products and its business and financial results would suffer if it fails to identify alternate suppliers, or if Proton’s supply is interrupted or reduced or there is a significant increase in cost.

In addition, platinum is a key component of Proton’s PEM fuel cells. Platinum is a scarce natural resource and Proton is dependent upon a sufficient supply of this commodity. Proton may not be able to produce commercial products, or the cost of producing products may significantly increase, if there are any shortages in the supply of platinum.

Proton’s ability to sell its products and generate revenue could be impacted if it’s distribution relationships do not materialize.

Because Proton intends to sell some of its products through third-party distributors or industrial gas companies, the financial benefits to Proton of commercializing its products will be dependent on the efforts of others. If its third-party distributors do not successfully market and sell its products, Proton may be unable to generate revenue and grow its business. Proton may seek to establish relationships with additional third-party distributors who also indirectly compete with Proton. Because industrial gas suppliers currently sell hydrogen in delivered form, adoption by their customers of Proton’s hydrogen generation products could cause them to experience declining demand for delivered hydrogen. In addition, Proton’s third-party distributors may require Proton to provide volume price discounts and other allowances, or customize its products, either of which could reduce the potential profitability of these relationships.

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

Distributed generation systems designed and installed by Northern may use new technologies. Many of these new technologies have limited operating histories and may be subject to malfunction or failure when subjected to prolonged use in non-test conditions. Should these new technologies fail to perform as specified by their vendors, Northern may incur additional warranty and other costs and its relationships with its customers may suffer. Also, many vendors of these new technologies have limited financial resources and may not be able to adequately support their products in the field. All these issues would reduce Northern’s growth and profitability.

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

Our backlog was approximately $25 million as of December 31, 2004 and approximately $28 million as of June 30, 2005. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2004 and June 30, 2005 from which we expect to recognize revenue in fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2004 and June 30, 2005, our revenue and operating results for fiscal 2005 as well as future reporting periods may be materially harmed.

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

Distributed Energy’s directors, executive officers and individuals or entities affiliated with Distributed Energy’s directors as a group beneficially own, approximately 12% of Distributed Energy’s outstanding common stock at June 30, 2005. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of Distributed Energy’s directors, and the approval of any other action requiring the approval of Distributed Energy’s stockholders, including any amendments to Distributed Energy’s certificate of incorporation and mergers or sales of substantially all of Distributed Energy’s assets. In addition, without the consent of these stockholders, Distributed Energy could be prevented from entering into transactions that could be beneficial to it or its other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Distributed Energy at a price per share that is above the then-current market price.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company holds marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. The Company’s marketable securities portfolio of approximately $41.4 million includes three callable agency securities with a fair market value totaling approximately $11.1 million. These securities generate a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s President (Principal Executive Officer) and Vice President of Finance (Principal Financial and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the Company’s chief executive officer and the chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of June 30, 2005, approximately $79.8 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern Power Systems, Inc. (the “Acquisition”). The remaining net proceeds are invested in U.S. Government and Agency securities. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

ITEM 3.    Default upon Senior Securities

Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 9, 2005, the Company’s stockholders approved the following:

(1) To elect the following directors as Class II Directors for a three-year term to extend until the Company’s 2008 annual meeting of stockholders and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/Abstain	Broker Non Votes
James H. Ozanne	28,667,385	4,660,253	—	—
Theodore Stern	28,659,486	4,668,152	—	—

(2) To approve the continuance of the 2003 Stock Incentive Plan and increase the number of shares of common stock authorized for issuance under the Plan from 7,700,000 to 8,600,000 shares.	9,104,947	—	6,844,874	—

(3) To approve an increase in the number of shares of common stock authorized for issuance under the 2003 Employee Stock Purchase Plan from 250,000 shares to 550,000 shares.	14,191,838	—	1,757,983	—

(4) To ratify the selection of PricewaterhouseCoopers LLP as the Company’s registered public accountant for the current fiscal year	32,311,220	—	1,016,418	—

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

Date: August 5, 2005		DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ WALTER W. SCHROEDER
Walter W. Schroeder
President
(Principal Executive Officer)

	By:	/s/ JOHN A. GLIDDEN
John A. Glidden
Vice President of Finance
(Principal Financial and Accounting Officer)