Form 10-Q
period 2005-09-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2005-11-08
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 4, 2005 was 36,800,825.

DISTRIBUTED ENERGY SYSTEMS CORP.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,353,172	$5,989,896
Marketable securities (Note 4)	34,386,415	53,145,106
Current portion of restricted cash	912,549	912,549
Accounts receivable, less allowances of $89,000 and $185,000, respectively	10,854,218	5,289,880
Costs in excess of billings on contracts in progress (Note 5)	1,275,766	719,103
Inventories and deferred costs (Note 5)	7,955,468	7,846,409
Other current assets	825,425	1,156,926

Total current assets	64,563,013	75,059,869

Fixed assets, net	19,866,292	20,244,045
Long-term portion of restricted cash	569,250	569,250
Intangible assets, net	3,423,579	3,782,115
Goodwill	24,755,962	24,755,962
Other assets, net	131,006	159,488

Total assets	$113,309,102	$124,570,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$449,063	$366,600
Current portion of capital lease	126,418	107,686
Accounts payable	5,455,431	3,742,794
Accrued expenses (Note 6 and 9)	1,841,276	1,737,782
Accrued compensation	2,056,256	2,036,906
Billings in excess of costs on contacts in progress (Note 5)	1,656,331	3,590,580
Deferred revenue	4,089,762	4,301,545
Customer advances	1,270,589	423,629

Total current liabilities	16,945,126	16,307,522

Long term liabilities:
Deferred tax liability	564,775	564,775
Long-term debt	5,511,402	5,723,632
Long-term portion of capital lease	2,517,484	2,541,183

Total liabilities	25,538,787	25,137,112

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 36,713,456 and 35,609,794 shares issued and outstanding, respectively	367,135	356,098
Additional paid-in capital	220,544,991	220,129,697
Unearned compensation	(550,408)	(1,023,738)
Accumulated other comprehensive loss (Note 4)	(119,647)	(358,087)
Accumulated deficit	(132,471,756)	(119,670,353)

Total stockholders’ equity	87,770,315	99,433,617

Total liabilities and stockholders’ equity	$113,309,102	$124,570,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contract revenue	$9,275,260	$4,292,079	$29,183,979	$9,272,483
Product revenue	3,001,360	527,546	4,795,860	1,821,975

Total revenues	12,276,620	4,819,625	33,979,839	11,094,458
Costs and expenses:
Costs of contract revenue	8,262,258	3,820,616	25,863,945	8,530,382
Costs of product revenue	2,543,429	995,377	4,743,528	2,986,192
Research and development:
Depreciation and amortization	163,033	222,761	636,959	691,861
Other research and development	1,058,716	1,277,058	3,162,869	4,138,551
Selling, general and administrative:
Depreciation, amortization and stock based compensation	423,964	794,288	1,259,568	2,579,584
Other selling, general and administrative	3,542,630	3,733,215	11,516,896	11,189,263

Total costs and expenses	15,994,030	10,843,315	47,183,765	30,115,833

Loss from operations	(3,717,410)	(6,023,690)	(13,203,926)	(19,021,375)
Interest income	238,551	327,263	750,296	840,634
Interest expense	(125,857)	(83,439)	(316,060)	(242,321)
Other income (expense)	18,149	(494)	(31,713)	(4,152)

Net loss	$(3,586,567)	$(5,780,360)	$(12,801,403)	$(18,427,214)

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.36)	$(0.52)

Shares used in computing basic and diluted net loss per share	36,426,938	35,505,492	36,042,775	35,435,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,801,403)	$(18,427,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,835,195	2,898,727
Provision for bad debts	29,049	35,019
Amortization of premiums on marketable securities	11,292	481,272
Stock-based compensation	445,264	777,282
Impairment of assets	—	184,642
Loss on sale of marketable securities	2,200	—
Loss on disposal of assets	91,539	—
Changes in operating assets and liabilities
Accounts receivable	(5,593,387)	(1,297,224)
Inventories and deferred costs	(82,772)	(2,352,766)
Costs in excess of billings on contracts in progress	(556,663)	211,928
Other current assets	331,501	750,612
Other assets	8,215	37,793
Accounts payable and accrued expenses	1,835,481	(4,176,117)
Billings in excess of costs on contracts in progress	(1,934,249)	2,177,776
Deferred revenue and customer advances	635,177	2,232,158

Net cash used in operating activities	(15,743,561)	(16,466,112)

Cash flows from investing activities:
Purchases of fixed assets	(1,200,965)	(647,437)
Proceeds from the sale of fixed assets	4,500	—
Purchases of marketable securities	(9,803,161)	(66,006,876)
Proceeds from maturities and sales of marketable securities	28,786,800	77,809,000
Restricted cash	—	6,182,229

Net cash provided by investing activities	17,787,174	17,336,916

Cash flows from financing activities:
Debt principal payments	(371,004)	(326,170)
Borrowings from long-term debt	236,270	—
Proceeds from sale of common stock, net	137,150	82,104
Proceeds from exercise of common stock options and warrants	317,247	74,115

Net cash used in financing activities	319,663	(169,951)

Net increase in cash and cash equivalents	2,363,276	700,853
Cash and cash equivalents at beginning of period	5,989,896	4,275,468

Cash and cash equivalents at end of period	$8,353,172	$4,976,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FORMATION AND OPERATIONS OF THE COMPANY

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

The condensed consolidated financial statements as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended September 30,
	2005	2004
Net loss	$(3,586,567)	$(5,780,360)
Unrealized gains (losses) on marketable securities arising in period	121,477	1,542
Reclassification adjustments for losses included in net income	—	—

Net unrealized gains (losses) on marketable securities	121,477	1,542

Total comprehensive loss	$(3,465,090)	$(5,778,818)

	Nine Months Ended September 30,
	2005	2004
Net loss	$(12,801,403)	$(18,427,214)
Unrealized gains (losses) on marketable securities arising in period	236,240	(279,522)
Reclassification adjustments for losses included in net income	2,200	—

Net unrealized gains (losses) on marketable securities	238,440	(279,522)

Total comprehensive loss	$(12,562,963)	$(18,706,736)

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

At September 30, 2005, accounts receivable from two customers, both domestic, accounted for approximately 26% of total accounts receivable. At December 31, 2004, accounts receivable from one domestic customer accounted for approximately 15% of total accounts receivable.

For the quarter ended September 30, 2005 sales to five domestic customers accounted for approximately 41% of total revenues. For the quarter ended September 30, 2004 sales to one domestic customer accounted for approximately 27% of total revenue.

For the nine months ended September 30, 2005, sales to six customers, one foreign and five domestic, accounted for approximately 43% of total revenues. For the nine months ended September 30, 2004, sales to one domestic customer accounted for approximately 15% of total revenues.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period.

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended September 30:

	2005	2004
Net loss attributable to common stockholders:
As reported	$(3,586,567)	$(5,780,360)
Add: Stock-based employee compensation included in net loss	104,253	196,894
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(808,632)	(1,460,332)

Pro forma	$(4,290,946)	$(7,043,798)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.10)	$(0.16)

Pro forma	$(0.12)	$(0.20)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plans been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the nine months ended September 30:

	2005	2004
Net loss attributable to common stockholders:
As reported	$(12,801,403)	$(18,427,214)
Add: Stock-based employee compensation included in net loss	369,134	781,549
Less: Total stock-based employee compensation expense determined under fair value-based-method for all awards	(2,193,720)	(4,677,357)

Pro forma	$(14,625,989)	$(22,323,022)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.36)	$(0.52)

Pro forma	$(0.41)	$(0.63)

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an annual impairment analysis of goodwill. During the last quarter of fiscal 2004, the Company performed its annual assessment and determined that no impairment of goodwill existed. The Company completes a goodwill impairment analysis at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill might be impaired.

The Company has determined that Northern operates as one reporting unit. As a result, the Company uses the Discounted Cash Flow Method on a reporting unit basis to determine fair value in the initial step of its goodwill impairment test. As the fair value of Northern was in excess of the carrying amount of the net assets, the Company concluded that its goodwill was not impaired.

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

The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires that impaired long-lived assets be written down to their fair value. During 2004, the Company decided to curtail production of its HOGEN 380 Series hydrogen generators. As a result, the Company, within the Proton segment, reduced the carrying value of two assets, a plating line and a field service test unit, to an estimated nominal fair value. The fair value was determined based on anticipated sales proceeds. Additionally, the Company recognized an impairment loss of approximately $185,000 for the nine months ended September 30, 2004, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. In the third quarter of 2005 the Company wrote off certain first generation HOGEN S series rental assets due to unusually high wear and tear. The total loss on disposal of these assets, $37,100, was included in cost of product revenue for the period.

Rental Income

The Company entered into a sub-lease agreement for approximately 15,000 square feet of office space in its Wallingford, CT location in August 2005. The sub-lease has a five-year term, which runs through August 31, 2010, with rent payment escalations each year of the agreement. The Company is recognizing the rental income on a straight-line basis over the sub-lease term. The rental income of $41,728 is shown as other income in the condensed consolidated statement of operations.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

3.	RECENT ACCOUNTING GUIDANCE

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this statement, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

SFAS 123(R) will be effective for the Company beginning January 1, 2006. The Company has not yet completed its evaluation but expects the adoption to have a material effect on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is effective for the Company for inventory costs incurred beginning January 1, 2006. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30,” or (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial position, results of operations or cash flows.

4.	MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2005, the Company’s investment portfolio consisted of U.S. government and agency securities held by two major banking institutions. The maturities of marketable securities are as follows:

	September 30, 2005	December 31, 2004
Less than or equal to one year	$34,386,415	$42,094,506
Greater than one year to five years	—	11,050,600

	$34,386,415	$53,145,106

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $119,647 and $358,087 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, the Company had one callable agency security with a fair market value totaling approximately $1.1 million. This security generates a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

As of September 30, 2005, none of the Company’s investments were determined to be other than temporarily impaired.

5.	INVENTORIES, DEFERRED COSTS AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	September 30, 2005	December 31, 2004
Raw materials	$1,661,976	$2,047,443
Work in process	1,440,227	1,458,574
Finished goods	784,007	609,252

Total inventory	3,886,210	4,115,269

Deferred costs	4,069,258	3,731,140

Total inventory and deferred cost	$7,955,468	$7,846,409

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $565,000 and $478,000 at September 30, 2005 and December 31, 2004, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	September 30, 2005	December 31, 2004
Costs incurred and estimated earnings on contracts in progress	$42,861,099	$16,825,598
Less: billings to date	43,241,664	19,697,075

Costs and earnings in excess of (less than) billings, net	$(380,565)	$(2,871,477)

	September 30, 2005	December 31, 2004
Costs in excess of billings on contracts in progress	$1,275,766	$719,103
Billings in excess of costs on contracts in progress	(1,656,331)	(3,590,580)

Costs and earnings in excess of (less than) billings, net	$(380,565)	$(2,871,477)

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Accrued warranty	$622,138	$273,027
Accrued purchases	485,837	557,717
Accrued taxes	376,885	558,642
Other accruals	356,416	348,396

	$1,841,276	$1,737,782

7.	LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted average common shares outstanding. No effect has been given to the exercise of 3,369,732 and 1,639,527 common stock options outstanding for the three-month periods ending September 30, 2005 and 2004, respectively, and 1,044,196 and 50,000 common stock warrants outstanding for the three-month periods ending September 30, 2005 and 2004, respectively, since the effect would be antidilutive for all reporting periods. No effect has been given to the potential exercise of 3,044,950 and 1,805,485 common stock options outstanding for the nine months ending September 30, 2005 and 2004, respectively, and 1,044,196 and 2,155,394 common stock warrants outstanding for the nine months ending September 30, 2005 and 2004, respectively, since the effect would be antidilutive for all reporting periods.

8.	STOCK OPTION GRANTS

During 2000 and 2003, the Company issued common stock options to employees at less than the fair value of its common stock. The compensation expense for such options is amortized over the vesting periods of the related options. Accordingly, the Company recorded employee related stock-based compensation expense of $104,253 and $196,894 for the three-month periods ended September 30, 2005 and 2004, respectively, and $369,134 and $781,549 for the nine months ended September 30, 2005 and 2004, respectively.

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

In addition to Phase I and Phase II, CCEF agreed in September 2004 to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5kW Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut. In October 2004, CCEF agreed to provide $485,000 of funding for a 15kW RFC Backup Power unit for Wallingford Electric, and $418,000 of funding for an upgrade to an existing RFC system at Mohegan Sun Casino’s Energy, Environment, Economics, and Education Center. At

September 30, 2005, Proton has recorded $712,023 in advances related to these agreements. The following table sets forth the customer advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product:

CCEF Advance Balance
December 31, 2001	$200,000
Advances	400,000
Milestone achieved	(600,000)

December 31, 2002	$—

Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	429,011
Milestone achieved	—

September 30, 2005	$712,023

Warranty

In the first quarter of 2004 the Company was advised that two of its HOGEN 380 series units were not performing in accordance with the stated warranty. The Company recorded a warranty accrual of $200,000 related to the two units. In addition the Company fully reserved for the unpaid receivables balance of approximately $35,000 related to these units. In the third quarter of 2004, the Company received an order for four HOGEN H series units from the customer. As settlement of the warranty obligation related to the two HOGEN 380 units, the Company agreed to accept a proportional reduction in the accounts receivable related to the eventual sale of the HOGEN H series units. As of December 31, 2004, the previously recorded warranty accrual on the HOGEN 380 units had been satisfied.

The changes in the warranty accrual for the nine months ended September 30, 2005 and 2004 are as follows:

	2005	2004
Balance as of December 31:	$273,027	$326,290
Warranty provision	497,139	119,033
Adjustments to provision	1,263	191,440
Warranty claims	(149,291)	(389,802)

Balance as of September 30:	$622,138	$246,961

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, a tax accrual of approximately $322,000 and $462,000 for certain state income and sales tax contingencies at September 30, 2005 and December 31, 2004, respectively. In addition, property and franchise tax accruals of approximately $55,000 and $97,000 are recorded within current liabilities at September 30, 2005 and December 31, 2004, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual are subject to change and the actual amount could be greater or less than the accrued amount.

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

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. The Company believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

10.     SEGMENT FINANCIAL DATA

Management views the enterprise as two operating segments, Proton and Northern, and makes decisions to allocate resources based upon those operating segments. Proton develops and manufactures proton exchange membrane, or PEM, electrochemical products. Northern designs, builds and installs both stand-alone and grid-connected electric power systems for industrial, commercial and government customers. For management reporting and control, the Company is divided into the operating segments as presented below. Each segment has general autonomy over its business operations.

Financial information as of and for the quarter ended September 30, 2005 and 2004 (all amounts in $000s) is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Northern	$8,817	$3,466	$27,617	$7,781
Proton	3,460	1,354	6,362	3,314
Eliminations and other	—	—	—	—

Consolidated	$12,277	$4,820	$33,979	$11,095

Included within Northern’s revenues for the three months ended September 30, 2005 are sales to one international customer (United Kingdom) totaling approximately 3% of consolidated revenues. There were no international customer revenues in the three months ended September 30, 2004. Included within Northern’s revenues for the nine months ended September 30, 2005 are sales to two international customers totaling approximately 11% (Russia and United Kingdom) of consolidated revenues. Included within Northern’s revenues for the nine months ended September 30, 2004 are sales to one international customer totaling approximately 3% (United Kingdom) of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss from operations:
Northern	$(1,275)	$(2,446)	$(4,175)	$(7,127)
Proton	(1,637)	(2,457)	(6,250)	(8,317)
Eliminations and other	(805)	(1,121)	(2,779)	(3,577)

Consolidated	$(3,717)	$(6,024)	$(13,204)	$(19,021)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
Northern	$(1,329)	$(2,465)	$(4,260)	$(7,196)
Proton	(1,720)	(2,519)	(6,524)	(8,489)
Eliminations and other	(538)	(796)	(2,017)	(2,742)

Consolidated	$(3,587)	$(5,780)	$(12,801)	$(18,427)

	September 30, 2005	December 31, 2004
Total assets:
Northern	$46,242	$41,073
Proton	85,545	91,384
Eliminations and other	(18,478)	(7,886)

Consolidated	$113,309	$124,571

All assets of the Company are located in the United States.

11.    SUBSEQUENT EVENTS

In October 2005, Northern completed the purchase of an 110,000 square-foot manufacturing facility in Barre, VT. This facility, a portion of which had been leased by Northern since 2004, adds capacity for Northern’s growing power systems and product business. Under the purchase, Northern qualified for assistance from the Vermont Economic Development Authority (“VEDA”), which together with Vermont’s Merchants Bank (“MB”) provided financing for a substantial portion of the facility, land and future facility improvements. VEDA provided $740,000, at a variable rate of equal to 200 basis points less than VEDA’s prevailing rate for taxable financing for the first five years (4.25% at October 6, 2005), a maturity date of October 6, 2015. The VEDA debt currently requires 119 monthly payments of $5,566.86, and a final balloon payment of approximately $357,000 on October 6, 2015. MB provided $925,000 at a fixed rate of 7.42%. The MB debt requires 119 monthly payments of $8,535.27 beginning November 6, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015.

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

Recent Developments

The following significant events occurred in the third quarter 2005:

•	Effective on October 3, 2005, Philip R. Sharp resigned as a director of the Company to accept the position of President of Resources for the Future, an independent institute dedicated to analyzing environmental, energy, and natural resource topics.

•	Northern announced that it now offers comprehensive operations and maintenance (O&M) services for commercial and industrial owners of distributed generation (DG) and remote power systems. The newly established division is currently providing O&M service on 18 megawatts of distributed generation and remote power systems. Comprised of both Northern and non-Northern designed systems, the 17 sites include contracts with commercial office buildings, large industrial facilities, and a university.

•	Proton signed an agreement with Linde Gas LLC under which Linde Gas will become a distributor for Proton’s HOGEN® on site hydrogen generation systems. Linde Gas will market Proton’s HOGEN® to energy and utilities sector customers in the United States, Mexico and the Caribbean.

•	Northern was awarded a $2.05 million contract by Construcciones Mecanicas Monclova S.A. de C.V. (COMMSA) to design, fabricate, integrate and install independent remote power systems for three offshore natural gas drilling platforms in the Gulf of Mexico.

•	Northern announced that it has been selected to provide two integrated power systems for the Sakhalin-II Pipeline project on Sakhalin Island in the Russian Far East. The contract is valued at approximately $1.5 million, bringing Northern Power’s total contractual involvement in Sakhalin oil and gas development projects to more than $6 million.

•	Distributed Energy announced the promotion of Darren Jamison to president of its Northern subsidiary. Mr. Jamison had served as chief operating officer of Northern. In his new role, Mr. Jamison succeeds Clint “Jito” Coleman, who will reduce his work schedule, but will assume responsibility for corporate development and strategic industry relationships as executive vice president of the Distributed Energy parent company.

•	In October, Northern announced the completed purchase of an 110,000 square-foot manufacturing facility in Barre, VT.

•	In October, Northern was awarded a change contract to install and commission three additional NorthWind 100(R) wind turbines for Anchorage-based Alaska Village Electric Cooperative (AVEC). The change contract brings the total number of turbines AVEC has purchased from Northern Power to 10. The Northern Power Products division will also supply and install wind turbine Supervisory Control And Data Acquisition (SCADA) systems for the villages of Toksook Bay and Kasigluk. The combined value for the turbine sale, the SCADA systems and other value-add services is $1.8 million.

•	In November, Northern announced it had acquired the rights and obligations related to ten on-site power system maintenance agreements from DTE Energy Technologies, a subsidiary of DTE Energy. The commitments, covering 11 distributed generation (DG) sites, range from one to nine years, and include maintenance agreements for seven DG customers in California and New York.

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

Recent Accounting Guidance

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this statement, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

SFAS 123(R) will be effective for the Company beginning January 1, 2006. The Company has not yet completed its evaluation but expects the adoption to have a material effect on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is effective for the Company for inventory costs incurred beginning January 1, 2006. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30,” or (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial position, results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Net revenues	September 30, 2005	September 30, 2004	Increase (decrease)
Contract	$9,275,260	$4,292,079	$4,983,181	116%
Product	3,001,360	527,546	2,473,814	469%

Total	$12,276,620	$4,819,625	$7,456,995	155%

Revenues:

The following chart provides comparative contract revenues by operating segment:

Contract revenue	September 30, 2005	September 30, 2004	Increase (decrease)
Northern	$8,816,955	$3,466,169	$5,350,786	154%
Proton	458,305	825,910	(367,605)	-45%

Total	$9,275,260	$4,292,079	$4,983,181	116%

The increase in Northern’s contract revenue is due to the recognition of revenue on 61 active and/or completed contracts in the third quarter 2005 versus revenue recognized on 30 active and/or completed contracts in the third quarter 2004. In the third quarter 2005, five on-site power systems contracts accounted for approximately $5.1 million or 57% of the total Northern contract revenue. In the third quarter 2004, three contracts: one integrated power system and two on-site power systems, accounted for approximately $1.9 million or 54% of the total Northern contract revenue.

Proton’s decreased third quarter contract revenue is due to the completion of the DARPA and UNLV Phase I contracts, which accounted for $597,000, or 72%, of the contract revenue in the third quarter of 2004.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	September 30, 2005	September 30, 2004	Increase (decrease)
Hydrogen generators	$2,737,110	$475,197	$2,261,913	476%
Rental, Service and Other	264,250	52,349	211,901	405%

Total	$3,001,360	$527,546	$2,473,814	469%

The Company defers revenue on its HOGEN H series products until the expiration of the product warranty period, which is generally one year from the date of shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S series generators to recognize revenue and establish an accurate warranty accrual upon shipment. Prior to the third quarter 2005, revenue on such S series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the third quarter 2005 product revenue includes approximately $1.6 million of previously deferred S series revenue, and $475,000 of S series revenue recognized upon shipment in the third quarter 2005. This represents a $1.6 million increase over the $443,000 S series revenue recognized in the third quarter 2004. The Company also recognized $387,000 of H series revenue upon the expiration of the product warranty in the third quarter 2005; the first H series units were shipped in the third quarter 2004. In addition, the Company recognized approximately $223,000 of laboratory generator revenue in the third quarter 2005. No laboratory generator revenue was recognized in the third quarter 2004 because the Company was deferring revenue until expiration of the product line two-year warranty period. The Company began recognizing revenue on its laboratory generator units sold with a two-year warranty in the first quarter of 2005. The increase in rental, service and other revenue is primarily due to the sale of spare parts and kits related to the Company’s S and H series units in the third quarter 2005, and is generally attributable to the increase in the number of hydrogen generators in the field.

Costs of revenue:

Cost of revenues	September 30, 2005	September 30, 2004	Increase (decrease)
Contract	$8,262,258	$3,820,616	$4,441,642	116%
Product	2,543,429	995,377	1,548,052	156%

Total	$10,805,687	$4,815,993	$5,989,694	124%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues—contract	September 30, 2005	September 30, 2004	Increase (decrease)
Northern	$7,922,533	$3,147,084	$4,775,449	152%
Proton	339,725	673,532	(333,807)	-50%

Total	$8,262,258	$3,820,616	$4,441,642	116%

The increase in Northern cost of contract revenue is due to the previously noted increase in active and/or completed contracts. In the third quarter 2005 and 2004, the previously noted contracts accounted for approximately $4.1 million and $1.4 million, or 52% and 44%, of the total Northern cost of contract revenue, respectively. Northern’s margins increased from 9% in the third quarter 2004 to 10% in the third quarter 2005 due primarily to improved bid and cost controls on projects.

Proton’s decrease in cost of contract revenue is in direct correlation to the completion of the DARPA and UNLV Phase I contracts as previously mentioned, which reduced cost of contract revenues in the third quarter 2005 by $453,000 from the third quarter 2004. Proton’s margins increased from 18% in the third quarter 2004 to 26% in the third quarter 2005 due to more favorable government cost share contracts in 2005 versus 2004.

The following chart provides comparative cost of product revenues within the Proton segment:

Cost of revenues—product	September 30, 2005	September 30, 2004	Increase (decrease)
Hydrogen generators	$2,283,499	$899,599	$1,383,900	154%
Rental, Service and Other	259,930	95,778	164,152	171%

Total	$2,543,429	$995,377	$1,548,052	156%

The Company defers cost on its HOGEN H series products until the expiration of the product warranty period, which is generally one year from the date of shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S series generators to recognize revenue and associated cost of revenue upon shipment. Prior to the third quarter 2005, revenue and cost on such S series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the third quarter 2005 product cost of revenue includes approximately $1.1 million of previously deferred S series cost of revenue that was recognized within the warranty period, and $210,000 of S series cost of revenue that was recognized upon shipment in the third quarter 2005. This represents a $943,000 increase over the $404,000 in S series cost of revenue that was recognized in the third quarter 2004. The Company also recognized $377,000 of H series cost of revenue upon the expiration of the product warranty in the third quarter 2005; the first H series units were shipped in the third quarter 2004. In addition, the Company recognized approximately $204,000 more laboratory generator cost of revenue in the third quarter 2005 versus 2004, due to the Company deferring cost of revenue on the laboratory generator line until expiration of the two-year warranty period in 2004. The Company began recognizing cost of revenue on its laboratory generator units sold with a two-year warranty in the first quarter of 2005. These generator cost of revenue increases are being offset by approximately $186,000 lower warranty and reserve related costs. The increase in rental, service and other cost of revenue is primarily due to the sale of spare parts and kits related to the Company’s S and H series units in the third quarter 2005, and is generally attributable to timing. The Company’s margins on its revenues for comparable quarters increased from –89% in 2004 to 15% in 2005 due to S series revenue recognition, lower warranty costs, lower cost or market adjustments (“LCM”) on its H series product line, as well as product price increases in 2005.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments for the third quarter of 2005 and 2004:

Hydrogen generator unit shipments	September 30, 2005	September 30, 2004	Increase (decrease)
S series	7	13	(6)
H series	11	10	1
Laboratory generators	23	17	6

Total	41	40	1

Revenue deferred on units shipped	September 30, 2005	September 30, 2004	Increase (decrease)
S series	$—	$724,341	$(724,341)
H series	1,426,433	799,658	626,775
Laboratory generators	—	118,100	(118,100)

Total	$1,426,433	$1,642,099	$(215,666)

Cost deferred on units shipped	September 30, 2005	September 30, 2004	Increase (decrease)
S series	$—	$563,903	$(563,903)
H series	1,298,947	794,577	504,370
Laboratory generators	—	117,221	(117,221)

Total	$1,298,947	$1,475,701	$(176,754)

As of September 30, 2005 the hydrogen generator unit backlog at Proton was 15 HOGEN S series, 11 HOGEN H series and 16 laboratory generator units valued at approximately $2.5 million.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

Research and development	September 30, 2005	September 30, 2004	Increase (decrease)
Employee related	$625,628	$774,450	$(148,822)	-19%
Project material	312,255	419,343	(107,088)	-26%
Depreciation and amortization	163,033	222,761	(59,728)	-27%
Other	120,833	83,265	37,568	45%

Total	$1,221,749	$1,499,819	$(278,070)	-19%

The decrease in employee-related costs is due almost entirely to decreased Northern R&D activity, $246,000 lower than 2004, offset by a $97,000 increase in Proton’s employee-related R&D costs period to period. Project material decreases are attributable primarily to material costs incurred for the H Series generator development by Proton in 2004, the H Series line began selling commercially in the third quarter of 2004. Decreased depreciation and amortization charges incurred in 2005 are attributable to capitalized project costs achieving their estimated useful lives.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

Selling, general and administrative	September 30, 2005	September 30, 2004	Increase (decrease)
Employee related	$2,141,965	$1,935,599	$206,366	11%
Marketing and advertising	216,750	397,818	(181,068)	-46%
Depreciation, amortization and stock based compensation	423,964	794,288	(370,324)	-47%
Legal, consulting and accounting	236,644	486,724	(250,080)	-51%
Other	947,271	913,074	34,197	4%

Total	$3,966,594	$4,527,503	$(560,909)	-12%

The increased employee-related costs are primarily due to headcount additions at Northern, particularly within the sales groups with the additions of New Jersey, California and Houston office locations, as well as cost of living adjustments and increased health care costs incurred in 2005. Proton also had an increase in its employee related costs due primarily to the inclusion of its President, hired in October 2004, as well as other management positions filled since September 2004. Marketing and advertising costs decreased because Proton incurred additional costs in 2004 associated with the ramp up for the new HOGEN H series product line, as well as lower selling expenses incurred at Northern. Depreciation, amortization and stock based compensation primarily decreased due to $342,000 lower amortization on intangible assets associated with the Northern acquisition, as the contract backlog intangible was fully amortized as of November 2004. Legal, consulting and accounting charges reflect a decrease from the third quarter 2004, when the Company incurred higher expenses primarily for consulting and accounting services associated with Sarbanes-Oxley compliance efforts.

Interest income: Interest income decreased from $327,000 for the three months ended September 30, 2004 to $239,000 for the comparable period in 2005. The decrease is the direct result of a lower average cash and marketable securities balance in the 2005 period. The average cash and marketable securities balances for the three months ended September 30, 2005 and 2004 were approximately $44.4 million and $62.8 million, respectively. The average interest rates on Company cash and marketable securities for the three months ended September 30, 2005 and 2004 was approximately 2.1%.

Interest expense: Interest expense increased from $83,000 for the three months ended September 30, 2004 to $129,000 for the comparable period in 2005. The increase was generally the result of increased interest rates being charged on our debt obligations during the third quarter 2005.

Other income (expense): Other income (expense) increased in the third quarter 2005 due to the inclusion of approximately $42,000 rental income the Company began receiving for the lease of approximately 15,000 square feet of its Wallingford facility office space. This rental income for the third quarter 2005 is being offset by an approximately $26,000 loss on disposal of fixed assets.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues:

Net revenues	September 30, 2005	September 30, 2004	Increase (decrease)
Contract	$29,183,979	$9,272,483	$19,911,496	215%
Product	4,795,860	1,821,975	2,973,885	163%

Total	$33,979,839	$11,094,458	$22,885,381	206%

The following chart provides comparative contract revenues by operating segment:

Contract revenue	September 30, 2005	September 30, 2004	Increase (decrease)
Northern	$27,617,424	$7,780,710	$19,836,714	255%
Proton	1,566,555	1,491,773	74,782	5%

Total	$29,183,979	$9,272,483	$19,911,496	215%

The increase in Northern’s contract revenue is due to the recognition of revenue on 80 active and/or completed contracts in the nine months ended September 30, 2005 versus revenue recognized on 50 active and/or completed contracts in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, six contracts: one integrated power systems, four on-site power systems, and one government sponsored, accounted for $14.7 million or 53% of Northern contract revenues. In the nine months ended September 30, 2004, six contracts: one integrated power system contract, three on-site power system projects, and the two government sponsored contracts, accounted for approximately $4.0 million or 52% of the total Northern contract revenue.

The increase in Proton’s contract revenue is due almost entirely to an increase in the recognition of revenue on active contracts in the first three months of 2005. Proton generated approximately $430,000 more in the first quarter of 2005 due primarily to contracts with the Department of Energy, DARPA, and NASA. This first quarter 2005 increase in revenues was largely offset by the $368,000 decrease in third quarter revenues as previously mentioned.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	September 30, 2005	September 30, 2004	Increase (decrease)
Hydrogen generators	$4,320,132	$1,545,748	$2,774,384	179%
Rental, Service and Other	475,728	276,227	199,501	72%

Total	$4,795,860	$1,821,975	$2,973,885	163%

The Company defers revenue on its HOGEN H series products until the expiration of the product warranty period, which is generally one year from the date of shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S series generators to recognize revenue and establish an accurate warranty provision upon shipment. Prior to the third quarter 2005, revenue on such S series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the 2005 product revenue includes approximately $2.1 million of S series revenue recognized within the warranty period. This represents a $1.5 million increase over S series revenue recognized in the nine months ended September 30, 2004. The Company also recognized $387,000 of H series revenue upon the expiration of the product warranty in the first nine months of 2005; the first H series units were shipped in the third quarter 2004. In addition, the Company recognized approximately $850,000 more laboratory generator revenue in the first nine months of 2005 versus 2004, due to the Company deferring revenue on the laboratory generator line until expiration of the two-year warranty period. The Company began recognizing revenue on its laboratory generator units sold with a two-year warranty in the first quarter 2005. The increase in rental, service and other revenue is primarily due to the sale of spare parts and kits related to the Company’s S and H series units in the third quarter 2005, and is generally attributable to the increase in the number of hydrogen generators in the field.

Costs of revenue:

Cost of revenues	September 30, 2005	September 30, 2004	Increase (decrease)
Contract	$25,863,945	$8,530,382	$17,333,563	203%
Product	4,743,528	2,986,192	1,757,336	59%

Total	$30,607,473	$11,516,574	$19,090,899	166%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues—contract	September 30, 2005	September 30, 2004	Increase (decrease)
Northern	$24,694,563	$7,265,809	$17,428,754	240%
Proton	1,169,382	1,264,573	(95,191)	-8%

Total	$25,863,945	$8,530,382	$17,333,563	203%

The increase in Northern cost of contract revenue is due to the previously noted increase in active and/or completed contracts. In the first nine months of 2005 and 2004, the previously noted contracts, accounted for approximately $12.8 million and $3.5 million, or 52% and 48%, of the total Northern cost of contract revenue, respectively. Northern’s margins increased from 7% year to date 2004 to 11% year to date 2005 due primarily to improved bid and cost controls on projects.

The decrease in Proton cost of contract revenue is due to the previously noted decrease in contract revenue recognized year to date combined with better overall margins achieved, which were 25% year to date in 2005, versus 15% year to date 2004. Proton’s margins increased due to more favorable cost-share contracts in 2005 versus 2004.

The following chart provides comparative cost of product revenues within the Proton segment:

Cost of revenues—product	September 30, 2005	September 30, 2004	Increase (decrease)
Hydrogen generators	$4,251,982	$2,613,255	$1,638,727	63%
Rental, Service and Other	491,546	372,937	118,609	32%

Total	$4,743,528	$2,986,192	$1,757,336	59%

The Company defers cost on its HOGEN H series products until the expiration of the product warranty period, which is generally one year from the date of shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S series generators to recognize revenue and associated cost of revenue upon shipment. Prior to the third quarter 2005, revenue and cost on such S series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the 2005 product cost of revenue includes approximately $1.1 million of previously deferred S series cost of revenue that was recognized within the warranty period, and $210,000 of S series cost of revenue that was recognized upon shipment in the third quarter 2005. This represents a $718,000 increase over the $1.3 million in S series cost of revenue recognized in 2004. The Company also recognized $345,000 of H series cost of revenue in the first nine months of 2005; the first H series units were shipped in the third quarter 2004. In addition, the Company recognized approximately $813,000 more laboratory generator cost of revenue in 2005 versus 2004, due to the Company deferring cost of revenue on the laboratory generator line until expiration of the two-year warranty period in 2004. The Company began recognizing cost of revenue on its laboratory generator units sold with a two-year warranty in the first quarter of 2005. These generator cost of revenue increases were offset by approximately $330,000 lower warranty and reserve related costs. The increase in rental, service and other cost of revenue is primarily due to the sale of spare parts and kits related to the Company’s S and H series units in the third quarter 2005, and is generally attributable to timing. The Company’s margin on its product line for the comparable nine month periods increased from –64% in 2004 to 2% in 2005 due to S series revenue recognition, lower warranty costs, lower LCM adjustments on its H series product line, as well as product price increases in 2005.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments for the nine-month periods ended September 30, 2005 and 2004:

Hydrogen generator unit shipments	September 30, 2005	September 30, 2004	Increase (decrease)
S series	19	29	(10)
H series	19	10	9
Laboratory generators	58	61	(3)

Total	96	100	(4)

Revenue deferred on units shipped	September 30, 2005	September 30, 2004	Increase (decrease)
S series	$—	$1,624,782	$(1,624,782)
H series	2,380,703	799,658	1,581,045
Laboratory generators	—	297,595	(297,595)

Total	$2,380,703	$2,722,035	$(341,332)

Cost deferred on units shipped	September 30, 2005	September 30, 2004	Increase (decrease)
S series	$—	$1,166,212	$(1,166,212)
H series	2,233,522	794,577	1,438,945
Laboratory generators	—	296,791	(296,791)

Total	$2,233,522	$2,257,580	$(24,058)

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

Research and development	September 30, 2005	September 30, 2004	Increase (decrease)
Employee related	$2,029,016	$2,779,476	$(750,460)	-27%
Project material	837,872	1,169,467	(331,595)	-28%
Depreciation and amortization	636,959	691,861	(54,902)	-8%
Other	295,981	189,608	106,373	56%

Total	$3,799,828	$4,830,412	$(1,030,584)	-21%

Employee-related costs decreased at Proton by approximately $380,000 and at Northern by approximately $370,000 due to fewer active projects in 2005. Proton’s declining employee costs result from reduced headcount in the research and development group. Material decreases are primarily the result of Proton’s HOGEN H series product line development costs decreasing by approximately $522,000, offset by increased costs incurred on Connecticut Clean Energy Fund (“CCEF”) contracts of approximately $175,000. Other costs increased due to the inclusion in 2004 of a $150,000 credit from CCEF, generally offset by higher 2005 utility costs.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

Selling, general and administrative	September 30, 2005	September 30, 2004	Increase (decrease)
Employee related	$7,021,366	$6,106,118	$915,248	15%
Marketing and advertising	610,527	982,273	(371,746)	-38%
Depreciation, amortization and stock based compensation	1,259,568	2,579,584	(1,320,016)	-51%
Legal, consulting and accounting	1,028,195	1,152,888	(124,693)	-11%
Other	2,856,808	2,947,984	(91,176)	-3%

Total	$12,776,464	$13,768,847	$(992,383)	-7%

The increased employee-related costs are primarily due to headcount additions at Northern, particularly within the sales groups with the additions of New Jersey, California and Houston office locations, as well as cost of living adjustments and increased health care costs incurred in 2005. The decrease in marketing and advertising is generally due to decreased costs associated with the marketing of Proton’s HOGEN H series product. Depreciation, amortization and stock based compensation decreased due to decreased deferred stock based compensation costs of $284,000 and intangible asset amortization of $1.0 million, both primarily associated with the Northern acquisition. Northern’s contract backlog intangible asset was fully amortized in November 2004, resulting in approximately $114,000 per month less amortization expense in 2005 versus 2004. Legal, consulting and accounting charges reflect a decrease from the nine-month period ended September 30, 2004, when the Company incurred higher expenses primarily for consulting and accounting services associated with Sarbanes-Oxley compliance efforts.

Interest income: Interest income decreased from $841,000 for the nine months ended September 30, 2004 to $750,000 for the comparable period in 2005. The decrease resulted from decreased cash and marketable securities balances offset by higher average interest rates. The average cash and marketable securities balances for the nine months ended September 30, 2005 and 2004 were approximately $49.0 million and $66.7 million, respectively. The average interest rates on Company cash and marketable securities for the nine months ended September 30, 2005 and 2004 were approximately 2.0% and 1.7%, respectively.

Interest expense: Interest expense increased from $242,000 for the nine months ended September 30, 2004 to $316,000 for the comparable period in 2005. The increase was generally the result of increased interest rates being charged on our debt obligations.

Other expense: Other expense increased in the first nine months 2005 due primarily to an approximate $54,000 loss on disposal of assets charge and $17,000 loss on foreign exchange, offset by $42,000 of rental income the Company began receiving for the lease of approximately 15,000 square feet of its Wallingford facility office space in the third quarter 2005.

Liquidity and Capital Resources

Since its inception in August 1996 through September 30, 2005, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of September 30, 2005, Distributed Energy had $42.7 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $15.7 million in the nine months ended September 30, 2005. Contributing to the cash used in operating activities is $12.8 million of operating losses in the first nine months of 2005 offset by $2.4 million of non-cash items, primarily depreciation, amortization and stock based compensation charges. Working capital needs of Northern amounted to $5.9 million primarily associated with receivables and contract-related costs not yet billed. Proton’s change in working capital contributed approximately $353,000, primarily related to deferred revenues and customer advances and Distributed Energy’s net working capital contributed approximately $174,000, associated primarily with lower prepaid expenditures. Cash used in operating activities was $16.5 million in the first nine months of 2004. Contributing to the cash used in operating activities is $19.0 million of operating losses offset by $4.4 million of non-cash items, primarily depreciation, amortization, stock based compensation charges, and an asset impairment charge. Northern’s change in working capital contributed $1.9 million primarily related to increases in contract related billings offset by decreases in accounts payable. Proton’s change in working capital requirements amounted to $1.9 million primarily associated with increases in inventories and deferred costs. Distributed Energy’s net working capital requirements amounted to $2.7 million primarily associated with accrued merger consideration paid in January 2004.

Cash provided by investing activities was $17.8 million for the nine months ended September 30, 2005 and was primarily attributable to proceeds from the maturity and sale of marketable securities, offset by purchases of marketable securities and fixed assets. Cash provided by investing activities was $17.3 million for the nine months ended September 30, 2004 and was primarily attributable to proceeds from the maturity of marketable securities offset by purchases of marketable securities, and decreases in restricted cash. Proceeds from the maturity of marketable securities are generally reinvested in marketable security purchases or used to fund operations.

Cash provided by financing activities was $320,000 for the nine months ended September 30, 2005 and was primarily attributable to proceeds received in conjunction with the employee stock purchase plan, exercised incentive stock options, exercised common stock warrants, as well as additional debt borrowing, offset by payments under Proton’s and Northern’s debt agreements. Cash used in financing activities was $170,000 for the nine months ended September 30, 2004 and was primarily attributable to payments under Proton’s and Northern’s debt agreements, offset by proceeds received in conjunction with the employee stock purchase plan and exercised incentive stock options.

Distributed Energy anticipates that its cash and marketable securities on hand as of September 30, 2005 will be adequate to fund its operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, Distributed Energy expects to continue to be required to fund the working capital needs of Northern’s business, to fund the production of its hydrogen generators and to fund on-going project costs as well as continuing its research and development activities. Distributed Energy cannot ensure that it will not require additional financing to fund its operations or that, if required, any further financing will be available to Distributed Energy on acceptable terms, or at all. If sufficient funds are not available, Distributed Energy may be required to delay, reduce or eliminate some of its research and development, manufacturing, or contract programs. The terms of any additional financing may require Distributed Energy to relinquish rights to its technologies, potential products or other assets.

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

As an engineering, procurement and construction contractor, Distributed Energy’s Northern subsidiary designs and builds a relatively small number of projects for a small number of customers each year. For many of these customers, Northern will deliver a single system with little or no opportunity for repeat business. A small number of very large projects often accounts for the majority of Northern’s revenue in any given year. Sales cycles are very long and projects can be delayed or cancelled for reasons beyond Northern’s control. Implementation of large projects can take over twelve months. During that time, numerous factors can contribute to cost overruns and schedule delays that impact profitability. Generally accepted accounting principles require Northern to defer revenue on a significant portion of its contracts until the project is completed. As a result of these factors and others discussed later in this section, Northern’s revenue and operating results may vary significantly from year to year and from quarter to quarter within a year.

Distributed Energy has incurred, and expects to continue to incur, substantial losses, and may never become profitable.

Distributed Energy has incurred substantial losses since it was founded and anticipates it will continue to incur substantial losses in the future. As of September 30, 2005, Distributed Energy had an accumulated deficit of approximately $132 million. Distributed Energy cannot predict when it will operate profitably, if ever. Distributed Energy expects to continue to incur expenses related to funding of working capital needs, research and development activities, expansion of its manufacturing facilities and selling, general and administrative functions. As a result, Distributed Energy anticipates that it will continue to incur losses until it can achieve high enough volumes to cost-effectively produce and sell Proton hydrogen generators or achieve enough business at favorable margins at Northern. Even if Distributed Energy does achieve profitability, Distributed Energy may be unable to sustain or increase its profitability in the future.

Proton has experienced performance problems with its hydrogen generators.

In the past Proton has experienced performance problems with certain components of its hydrogen generators, specifically hydrogen sensor modules, power supplies, and cell stacks, which have required component replacement. We cannot guarantee that further problems related to these or other components will not occur and require additional corrective measures. If Proton is unable to solve these problems, potential purchasers of Proton products may decline to purchase them.

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

Northern has entered into certain long-term maintenance agreements requiring them to provide services over future years.

Northern provides long term operating and maintenance services for customers with distributed generation plants under contracts ranging from 3 to 10 years. Some of these contracts have fixed revenue streams or are limited to increases based on Consumer Prices Indexes. Northern could experience costs increases in excess of their ability to raise prices or face unplanned costs. In addition, some contracts may have cancellation provisions and could be terminated before they run the entire term. All these issues would reduce Northern’s growth and profitability.

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

Distributed Energy’s success depends upon the continued service of its executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of Distributed Energy’s executive officers or key employees, especially Walter W. Schroeder, Mark Murray, or Darren Jamison could impair Distributed Energy’s ability to pursue its growth strategy. Distributed Energy does not have employment agreements with any of its key executives. Distributed Energy may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

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

Our backlog was approximately $25 million as of December 31, 2004 and $28 million as of September 30, 2005. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2004 and September 30, 2005 from which we expect to recognize revenue in fiscal 2005 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified, or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2004 and September 30, 2005, our revenue and operating results for fiscal 2005 as well as future reporting periods may be materially harmed.

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

Distributed Energy’s directors, executive officers and individuals or entities affiliated with Distributed Energy’s directors as a group beneficially own, approximately 11% of Distributed Energy’s outstanding common stock at September 30, 2005. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of Distributed Energy’s directors, and the approval of any other action requiring the approval of Distributed Energy’s stockholders, including any amendments to Distributed Energy’s certificate of incorporation and mergers or sales of substantially all of Distributed Energy’s assets. In addition, without the consent of these stockholders, Distributed Energy could be prevented from entering into transactions that could be beneficial to it or its other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire Distributed Energy at a price per share that is above the then-current market price.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company holds marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. The Company’s marketable securities portfolio of approximately $34.4 million includes one callable agency security with a fair market value totaling approximately $1.1 million. This security generates a higher relative rate of interest for the Company; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

ITEM 4.     Controls and Procedures

The Company’s management, with the participation of the Company’s President (Principal Executive Officer) and Vice President of Finance (Principal Financial and Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the Company’s chief executive officer and the chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special Litigation Committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a Memorandum of Understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the Court. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. The Company believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2000, Proton closed an initial public offering of its common stock. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement was 333-39748.

After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including purchase of equipment for and leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of September 30, 2005, approximately $83.4 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern Power Systems, Inc. The remaining net proceeds are invested in U.S. Government and Agency securities. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33.9 million. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

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

Date: November 7, 2005		DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ WALTER W. SCHROEDER
Walter W. Schroeder
President
(Principal Executive Officer)

	By:	/s/ JOHN A. GLIDDEN
John A. Glidden
Vice President of Finance
(Principal Financial and Accounting Officer)