Form 10-K
period 2005-12-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2006-03-10
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES    ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ YES    ☒ NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registration is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $142 million based on the price of the last reported sale as reported by The NASDAQ National Market on June 30, 2005. The number of shares outstanding of the Registrant’s Common Stock on March 2, 2006 was 37,397,446.

Distributed Energy Systems Corp.

This report contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. You should read these statements carefully, because Distributed Energy Systems Corp.’s actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. We disclaim any obligation to update these forward-looking statements. Our actual results could differ significantly from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under “Risk Factors” and “Legal Proceedings,” and critical accounting policies set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we file in 2006.

PROTON®, HOGEN®, UNIGEN®, FUELGEN™, HIPRESSTM and TRANSFORMING ENERGYTM are trademarks or registered trademarks of Proton Energy Systems, Inc. Northwind®, Microgrid™, PowerRouter®, Telesol™, SOLS™, SmartView™, TelePower™, Teleprime™, GridTie™, NP-Power™, MT-Power™, TG-Power™, VT-Power™ are trademarks or registered trademarks of Northern Power Systems, Inc. Other trademarks or service marks appearing in this report are the property of their respective holders.

ITEM 1.	Business

General

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, and other periodic filings are available free of charge through the Investors section of the Company’s Internet website (http://www.distributed-energy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Other information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

In this report, “Distributed Energy,” “we,” “us” and “our” refer to Distributed Energy Systems Corp., including its consolidated subsidiaries Proton Energy Systems, Inc., or Proton, and Northern Power Systems, Inc., or Northern. On December 10, 2003, Distributed Energy announced the completion of its acquisition of Northern (the “Acquisition”). The Acquisition was accounted for as a purchase of Northern by Distributed Energy; Proton was merged into Distributed Energy as a subsidiary. As part of the Acquisition, each outstanding share of Proton was exchanged for a share of Distributed Energy common stock. At the close of market on December 10, 2003, the NASDAQ National Market ceased trading of Proton shares. Effective December 11, 2003, shares of Distributed Energy began trading on the NASDAQ National Market under the ticker symbol “DESC.” The results of operations of Northern have been included in the financial statements of the Company as of December 11, 2003.

Our Business

We design, integrate, construct and maintain distributed power systems, which produce and store energy at or near the place where it is used, using a variety of technologies and energy sources. Using our systems, customers gain greater control over power quality, cost and management of their energy needs. We sell our systems to both grid-connected customers and to customers who need power solutions for remote locations or require more reliable or environmentally benign alternatives to centrally distributed electricity. We also market our hydrogen generators, which produce hydrogen from electricity and water in a clean and efficient process, to domestic and international customers for industrial, utility and research applications. We are developing additional technologies and products for the distributed energy market, including systems that provide backup power and energy storage, hydrogen generators that produce hydrogen for fuel cell vehicles, power network architectures that link diverse power generating sources and advanced wind turbine generators.

Our distributed generation systems produce electricity from conventional fuels and from cleaner, more sustainable sources such as wind, sunlight and biofuels, using reliable power generation technologies integrated with custom controls and power electronics. We have installed over 800 systems in more than 26 countries during over 30 years of operations. Our diverse customer base ranges from those who use our systems in remote applications, such as oil and gas pipelines and telecommunications facilities, to grid-connected customers who use our systems for large commercial office buildings and manufacturing facilities. Our customers include S. C. Johnson & Son, Inc., Equity Office Properties Trust, The Timberland Company and Honeywell International Inc.

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed over 750 hydrogen generators in more than 41 countries over more than five years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

Our Market

We believe the rising price of energy and the reliability limitations of traditional grid-based power systems are placing strong pressures on energy users to find ways to gain more control over their energy environment. Clean Edge Inc., an independent research and publishing firm, estimates that the markets for clean energy sources could grow to $167.2 billion by the year 2015, from $39.9 billion in 2005. With over 30 years of experience in the design and construction of critical power systems, we believe we have established an effective channel to market for our current product offerings and for introducing new technologies and products into these markets.

Competitive Strengths

We believe our competitive strengths include the following:

•

Well positioned for near-term growth. We believe there are significant near-term growth opportunities for the products and services we presently provide. We currently have commercial manufacturing capabilities for our distributed generation products and hydrogen generators. We also believe our technical capabilities and customer relationships will enable us to expand sales of our hydrogen generators in the utility power plant, semi-conductor manufacturing, heat treating and gas chromatography markets.

•

Comprehensive platform to serve energy users. The products and services we provide cover a wide variety of power technologies and sources. Customer needs, as well as the products available to meet those needs in the power technology market, have become increasingly sophisticated. In response to these customer needs, we provide products and services at each stage of power system development, from design to construction, through operations and maintenance. We believe this range of product and service offerings, combined with our experience and technological expertise, provides us with opportunities to market to a diverse set of customers, industries and applications.

•

Installed base of energy systems. Our large installed base of distributed generation systems provides a growing market for the operations and maintenance services we provide to our customers. We also provide operations and maintenance services to customers who have built their own power systems or acquired them from other suppliers. We believe these specialized services will provide an attractive, recurring revenue stream.

•

Advanced technology. We utilize advanced technologies, including proprietary technologies, in our services and products. With respect to our proprietary technologies, we pursue patent protection on new concepts, products and processes we believe will lead to commercial applications. We have an extensive patent portfolio, including 42 issued patents in the U.S. and seven in Europe, and 143 pending patent applications.

•

Well-established distribution partners. We have hydrogen generator distributor agreements with several of the leading gas distributors in the United States, including Airgas, Inc., Linde AG and Praxair Technology, Inc.. We believe these relationships provide access to additional customers and enhance our credibility in the marketplace. In addition, we sell equipment through international distributors and agents.

•

Experienced and committed management team. Our senior management team has extensive experience in the power technology industry and related sectors having previously served in senior positions at companies such as Westinghouse Electric Corporation, AES Corporation, Washington Group International and United Technologies Corporation. In particular, Ambrose Schwallie, our chief executive officer, and Walter Schroeder, our president, together bring 60 years of energy-industry-related experience.

Business Strategy

Our strategy incorporates the following principles:

•

Further enhance our existing products and services. Design and manufacturing improvements are a critical element of our product development efforts. We have a track record of developing technology that adds value for our customers by allowing them to reduce costs and increase efficiency. We intend to continue our focus on reducing the cost of manufacturing our products through the simplification of product designs, identification and use of lower cost materials and components, development of long-term relationships with third-party component and raw material suppliers, use of new technologies and processes, and increased efficiency of manufacturing processes and techniques.

•

Focus on development of new products and services. We are designing and developing products and services for distributed generation installations that aim to reduce the overall distributed generation project cost for our customers. Examples of new products that we are developing include the following:

•	regenerative fuel cell systems combining our hydrogen generators with third-party fuel cells to create energy storage devices, which can replace conventional batteries;

•	hydrogen fueling systems for a variety of fuel-cell vehicle demonstration programs;

•	automatic self-regulators for our hydrogen generators, designed to allow power plants to run more efficiently and with increased total power output;

•	power distributors designed to enable the parallel operation of distributed power generation with the utility network;

•	packaged systems for the oil and gas production market, enabling off-grid power production to meet oilfield electricity needs;

•	mobile power distributors, designed to strengthen supply in local distribution grids where current technology is insufficient;

•	packaged systems incorporating third-party microturbines or uninterruptible power supplies; and

•	wind turbine products and related proprietary technology.

•

Expand our customer base, alliances and international reach. We believe there are significant opportunities to expand our customer base, alliances and international presence to reach new markets and applications for our existing products and services. We intend to seek opportunities to accelerate our penetration into these markets. We have already begun to establish some of these relationships, including through agreements with Airgas, Inc., Linde AG and Praxair Technology, Inc. We believe that partnering with such organizations will allow us to benefit from their network and reputation and assist us in penetrating markets more rapidly than we could achieve on our own.

•

Provide financing to facilitate customer purchases of our products. We intend to offer project and lease financing to our customers, which we believe will facilitate customer purchases and enhance our long-term growth potential. We intend to work with third party financing sources to help us establish and manage these financing arrangements.

•

Improve our product and services offerings through acquisitions. We intend to pursue additional growth through the selective acquisition of companies, businesses and intellectual property that serve strategic business and technology purposes, such as expanding our product and services offerings in complementary markets or applications and accelerating the integration and use of our materials, products and technologies into existing business lines.

Our Distributed Generation Business

Overview

Since 1974, we or our predecessors have been engaged in the business of designing, building and installing both stand-alone and grid-connected electric power systems for industrial, commercial and governmental customers. These power systems are referred to generically as distributed generation, meaning power is generated at the location where it is used rather than from a large central generating facility. Our generating systems convert energy derived from wind, sunlight, oil, natural gas and biofuels into electricity, using reliable power generation technologies integrated with custom controls and power electronics. We have installed over 800 systems in more than 26 countries. We are a full service systems integrator and provide engineering, procurement and construction, or EPC, services, including site analysis, project and financial assessment, feasibility studies, system design, installation and commissioning. We use on-site metering and data collection to engineer and design the proper balance of energy source, power generation, energy storage and controls for each system. We also offer overhaul, operation and maintenance services for systems we have designed and built for customers as well as systems installed by third parties. In addition to our EPC and overhaul and maintenance services, we are engaged in the development of new proprietary products and system architectures for application in the distributed generation market in both stand-alone and grid-connected systems.

We believe that in recent years there has been a convergence of market, policy and technology trends that will hasten the adoption of distributed generation in both domestic and international markets. These trends include insufficient or inadequate power quality and reliability from the current electric grid, growing concern about the effects of energy production and use on human health and the environment, and high electricity prices in key regions. In addition, there are increasing government regulations and financial incentives focused on the deployment of distributed and renewable energy resources. For example, several states, including California, New Jersey, New York and most of New England, have recently established renewable energy production requirements that utilities serving customers in these states must meet, which has created a financial value for Renewable Energy Credits. Many of these same states have also enacted various financial incentive programs to reduce the capital cost of distributed generation systems for commercial and industrial customers. These combine to create a variety of tax credits and funding mechanisms at both the federal and state level that we believe encourage growth in the distributed generation and renewable energy markets. Concurrent with these market and policy trends, distributed generation and renewable energy technologies have expanded in scope of application, improved in efficiency and reliability, and declined in price to the point that the energy consumer has more viable alternatives to grid power today than it did just a few years ago.

Principal Services and Products

EPC Services. The primary focus of our distributed generation business is on providing distributed power systems for commercial, industrial and governmental clients that are built or delivered complete and ready to operate. In our EPC business, we act primarily as a full service systems integrator using third party products and technologies. Distributed generation technologies installed by us include gas turbines, reciprocating engines, microturbines, Sterling (external combustion) engines, wind turbines, photovoltaics and fuel cells as well as power electronics and other plant equipment needed to make a complete system. Fuels for our engine-based systems include both conventional sources such as natural gas and diesel and alternative sources such as biogas, waste oils and landfill gas. We typically design a power system to meet customer specifications, procure key components from third parties, and then build, install and commission the system. With the emergence of our aftermarket services business, we also continue our relationship with the customer as an operations and maintenance provider.

Overhaul and Maintenance Services. Our aftermarket services business allows us to continue our relationship with the customer as an operations and maintenance provider. We offer these services with respect to projects we have installed as well as projects installed by third parties. These systems are typically complex, so we offer this service to customers who cannot or do not wish to maintain the systems themselves.

Northwind 100. Our Northwind 100 is a direct-drive, 100 kilowatt wind turbine for applications in harsh climates. Our manufacture and sale of this product draws upon our 25-year history of installing reliable windpower systems.

Markets

We focus on two markets within the distributed generation industry: integrated power systems and on-site power systems.

Integrated Power Systems. We deliver integrated power systems for specific purpose applications in locations where power is unavailable, unreliable or insufficient. These systems provide power for oil pipelines, offshore oil and gas platforms, telecommunications facilities, and remote military, Homeland Security and scientific installations. We develop both autonomous stand-alone power systems as well as grid-connected backup power systems for clients in this market. We have provided critical power systems for three large crude oil pipelines: the Caspian Pipeline in Kazakhstan and Russia; the Esso Chad

Cameroon Pipeline in Africa; and the Baku-Tblisi-Ceyhan Pipeline in Azerbaijan and Georgia. Recently, we have been servicing clients for gas projects on Sakhalin Island, Russia and an oil pipeline in Papua New Guinea. Clients in this market include some of the world’s largest oil companies and engineering construction firms.

We have also supplied high reliability power systems to the telecommunications industry for over 30 years. Applications include remote microwave repeater sites, cellular base stations and repeater stations, emergency wireless communications networks and obstruction lighting systems. Clients include some of the largest U.S. and international telecommunications providers.

On-Site Power Systems. We design and deliver on-site power systems for commercial, institutional and industrial facilities. These systems address three critical objectives for commercial, industrial and government customers: reduced operating costs, increased power reliability and security, and decreased environmental impact. Our on-site power systems are designed to reduce energy costs through higher generation efficiencies and heat recovery, increase power availability through critical load support, and reduce pollution through the use of high efficiency cogeneration technologies and renewable energy.

Most systems built by us for clients in this market employ reciprocating engine generators or turbine generators fueled by natural gas, landfill gas or other biogases, with electrical generating capacity ranging from 60 kilowatts up to 7 megawatts. Most systems are also designed to recapture waste heat from the engines and process it through heat exchangers, steam generators or absorption chillers to meet the clients’ space heating, process steam or cooling needs; this is known as cogeneration or trigeneration. In this market sector, we are increasingly targeting large companies with multiple facilities and project opportunities. Examples include large commercial real estate developers who own multiple large properties in major metropolitan areas, and large industrial concerns with multiple manufacturing, distribution and research facilities around the country or the world.

We are expanding our on-site power systems business by providing aftermarket operations and maintenance services to our existing customers as well as other on-site power systems built by third parties. We believe these services will enhance our product offerings, help ensure the equipment is operated and maintained to provide the highest level of customer service and reduce our overall project warranty expense.

On-Site Renewably Powered Systems. We have provided solar and wind power systems for government and commercial clients for more than 20 years. We are pursuing EPC opportunities in both grid-connected and isolated grid applications of wind and solar technologies. We are also involved with projects demonstrating the ability to produce hydrogen using renewable energy sources and to use fuel cells as part of the power solution.

Competition

As a system integrator, we are positioned in the middle of the supply chain between power equipment manufacturers and commercial and industrial end users. Although we believe the system integrator role in the distributed generation market has been underserved, a number of companies have entered the market in recent years to fill this gap. We face competition from a variety of firms, including equipment manufacturers, distributors, packagers, other system integrators, general contractors, engineering firms, project developers and energy services companies, such as GE Power Systems, Black and Veatch, Invensys, PowerLight and Chevron Energy Solutions. We compete with these types of firms on several bases, particularly price and performance.

With our engineering capabilities and project skills, we believe we have a competitive advantage over newer entrants to the distributed generation market. Also, unlike manufacturers who typically offer one power technology to meet a number of different needs, we offer a custom-engineered solution utilizing appropriate technologies for each specific application backed up by a project management team and post-commission service capabilities. We believe our project management skills are more typically found in suppliers serving the markets for larger power system projects. However, many of our current and potential competitors have, or are affiliated with companies that have, longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than we do. As a result, they may be better able to develop and deploy new technologies and respond to new customer requirements, or devote greater resources to business and product development, promotion, sales, financing and support of their products and services. There is no assurance that we will be able to compete successfully in the future.

Proprietary Technology and Intellectual Property

We have developed proprietary technology and intellectual property relating to various aspects of our distributed energy systems, power electronics, wind turbines and related systems. These include:

•	distributed energy systems integration technology;

•	renewable energy systems integration technology;

•	low speed wind turbine technology;

•	cold environment wind turbine technology;

•	direct-drive permanent magnet generator technology;

•	electrical power network architecture technology;

•	electrical power distribution equipment technology; and,

•	electrical power conversion technology.

We aggressively protect our intellectual property assets using patent, trade secret, trademark and copyright law, but no single patent, trademark or trade name is material to our business as a whole. Our protection of these assets has continued to accelerate, and we have to date been issued 2 U.S. patents covering aspects of our wind turbine and electrical power conversion designs. We continue to aggressively seek intellectual property protection in the U.S. and internationally. Our pending patent applications cover not only our current distributed generation and wind turbine products, but also technologies we have developed related to network architecture, multi-megawatt wind turbine systems, water turbine systems, permanent magnet generator design and renewable power systems. It is possible, however, that any patents issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to conduct our distributed generation business.

In addition to our patented assets, we hold U.S. registered and unregistered trademarks pertaining to our distributed generation business. Our registered trademarks include Northwind® and Microgrid®. Our unregistered trademarks include PowerRouter™, Telesol™, SOLS™, SmartView™, TelePower™, Teleprime™, GridTie™, NP-Power™, MT-Power™, TG-Power™, and VT-Power™.

Our intellectual property position has also grown to include manufacturing processes and know-how, which are enhancing our next generation products and cost reduction efforts. We seek to protect our proprietary intellectual property in part through confidentiality agreements with our strategic partners, employees and others. We cannot ensure that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Also, there can be no assurance that we will be able to maintain our proprietary position, or that third parties will not circumvent any proprietary protection we have.

Sales and Marketing

Our distributed generation sales force is divided into two separate units: the industrial infrastructure sales unit; and the on-site generation sales unit.

The industrial infrastructure sales unit sells integrated power systems for remote primary and backup power applications primarily to the oil and gas, telecommunications and governmental markets. Our customers in these markets may be multinational oil or telecommunications companies or the engineering construction firms they hire as general contractors for large construction projects such as pipelines. Most projects are awarded through a competitive bidding process. In these markets, we sell our products and services primarily through an internal direct sales force with offices in Vermont and Texas. The internal sales force develops relationships with buyers, project managers and other procurement agents, identifies project opportunities, and responds to requests for proposals. In these markets, we compete primarily on technical and performance capability and secondarily on price. We also augment our internal sales force through relationships with independent sales representatives, equipment vendors and technology partners.

Our on-site generation sales unit sells on-site power systems, for primary power applications in parallel to the utility grid, to customers in the manufacturing, commercial and institutional facilities, distributed generation and digital economy markets. The on-site generation sales unit is an internal direct sales force with offices in Vermont, New York and California. This sales force has developed both formal and informal relationships with independent sales representatives, equipment vendors and distributors, engineering firms, mechanical and electrical contractors, property management firms, energy consultants and others that provide access to additional project opportunities. Members of this sales unit also participate in trade groups, industry coalitions and environmental advocacy groups, as well as regional and national trade shows and conferences on energy, distributed generation, renewable technologies and climate change. All of these activities generate numerous sales opportunities; however, in this emerging market the sales cycle is very long and the ratio of prospects converted into contracts is very low.

Our Hydrogen Generator and Fuel Cell Business

Overview

Since 1996, we or our predecessor have been designing, developing and manufacturing PEM electrochemical products. Our proprietary PEM technology is embodied in two families of products: hydrogen generators and regenerative fuel cell systems. Our hydrogen generators produce hydrogen from electricity and water in a clean and efficient process. We are currently manufacturing and delivering models of our hydrogen generators to customers for use in commercial applications. Our regenerative fuel cell systems, currently being developed, will combine our hydrogen generation technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity. By providing the hydrogen fuel used by fuel cells, our PEM electrolysis technology can enable fuel cells to function not only as power generating devices, but also as energy storage devices.

We are designing our products to meet the needs of customers in both near-term and longer-term markets. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a variety of manufacturing, power plant, research and laboratory applications, in a safer and more cost-effective manner than truck-delivered hydrogen. In the longer term, as fuel cell markets develop, we believe our hydrogen generators can be a key component of the hydrogen supply infrastructure that will be needed to provide the hydrogen used by fuel cells in transportation, stationary power generation and portable power generation applications. We are developing our regenerative fuel cell systems to address the demand for highly reliable backup power systems. In particular, the increased use of computers, computer networks and communications networks are all creating an increase in the demand for highly reliable backup power to avoid the costs and lost revenue associated with power disruptions. In the longer term, our regenerative fuel cell systems may enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

We believe we are among the first companies to manufacture and deliver systems incorporating PEM technology for use in commercial applications. We have delivered HOGEN series hydrogen generators to domestic and international customers for use in industrial and research applications. The HOGEN series products can be sized to produce various outputs in the 20 to 240 standard cubic foot per hour range. We also offer a small, laboratory-sized HOGEN product that produces outputs in the 200 to 600 cubic centimeter per minute range. In the utility power plant market, where hydrogen is required to cool power generators, we believe the higher purity hydrogen produced by our HOGEN series products enables improved generator efficiency, extended generating equipment life and gains in plant capacity.

Earlier in the development cycle, our cell stacks, an important component of our generators, had in some cases suffered from limited life and reliability problems and required replacement in the field. In 2003, we worked to improve our stack design and manufacturing processes to increase the longevity and reliability of our cell stacks and to replace cell stacks in customer units. Although production and shipment of HOGEN series hydrogen generators was suspended for a portion of 2003, production and shipment of these units resumed in the second quarter of 2003. Performance of cell stacks in 2004 improved to the point where we now believe our current cell stack design will meet the reliability and product life requirements of our industrial customers.

In the longer term, we believe our PEM hydrogen generation technology will be an important part of the infrastructure needed to provide hydrogen for fuel cell vehicles. Our research and product development efforts include the development of a high-pressure hydrogen generator, capable of providing hydrogen for fuel cell vehicles. This product will be based on our industrial hydrogen generator platform, and we anticipate the majority of product development funding to come from government or other third party sources. Our goal for 2006 in this area is to deliver additional units for demonstration sites by early adopters and to gather important technical data in real world applications.

We also intend to further develop applications for our regenerative fuel cell technology. We have built regenerative fuel cell systems for the Department of Energy’s State Energy Program, NASA, the Connecticut Clean Energy Program and the Naval Research Laboratory, as well as for internal research and product development programs. Our goal for 2006 in this area is to continue advancing the technology through demonstration programs funded by government and other third party sources. These systems are being designed to have the scale and technical attributes necessary to serve a broad range of military and commercial applications.

Government and private development contracts have supported the development and commercialization of our hydrogen generators and regenerative fuel cell systems. We intend to continue to seek government and other third party support to fund the majority of our design and product development work. We have ongoing development contracts in 2006 with the Connecticut Clean Energy Fund, or CCEF, the Missile Defense Agency, NASA and the Department of Energy.

Products

Hydrogen Generators. Our HOGEN hydrogen generators convert water and electricity into high purity, pressurized hydrogen gas, using PEM electrolysis. PEM electrolysis is a process in which water is divided into its component elements to produce pure hydrogen gas, with oxygen and heat as the only by-products. Many users can connect our hydrogen generators directly to existing water and electrical sources, allowing them to be installed and used in a wide range of locations.

We have shipped commercial models of our HOGEN series hydrogen generators with production capacities from 300 cubic centimeters per minute up to 240 cubic feet per hour of hydrogen. Our Industry generators are compact and designed to sit on a countertop for use in laboratory applications. Our HOGEN S series units are freestanding, roughly the size of a household washing machine, and are intended for indoor placement. Our HOGEN H series hydrogen generator is a larger freestanding unit, approximately 6.5 ft. (h) x 6.5 ft. (l) x 3 ft. (w), with a weatherized design suitable for indoor or outdoor placement. We intend to increase production of our commercial HOGEN GC, S and H series hydrogen generators in 2006.

We are currently developing high-pressure hydrogen generation modules capable of supplying the hydrogen fueling needs of fuel cell vehicles and other hydrogen power applications. We anticipate the high-pressure modules to be largely based on the designs of our industrial hydrogen generators. These generators will be appropriately scaled and designed to operate at typical gas station locations using ordinary water and electricity. We will continue development and demonstration testing of this product in 2006, mostly under government or third party sponsorship.

An important feature of our hydrogen production technology is the ability to produce hydrogen at pressure without mechanical compression. Our current commercial products produce hydrogen at pressures up to 225 psi. Our prototype HIPRESS PEM cell stack designs have produced high-purity hydrogen at pressures up to 3,000 psi without mechanical compression using solid state compression within the electrochemical cell stack. We believe our ability to generate higher pressure hydrogen will be an important feature in future fuel cell vehicle fueling applications. We plan to continue research and development of high-pressure cell stack technology for potential use in current and future products as market conditions dictate, mostly under government or third party sponsorship as available.

We expect to continue to invest in internal research and product development to reduce costs of manufacturing our PEM cell stacks and hydrogen generators. We currently sell commercial units into high-value applications requiring industrial hydrogen. We believe higher volumes, cheaper materials, more refined production processes, as well as other potential technologies, will enable us to reduce the cost of our cell stack and hydrogen generators. As we reduce our costs, we believe our products will become competitive in additional applications and markets.

Technology

PEM-Based Hydrogen Generators. Our hydrogen generators are electrochemical devices that convert water and electricity into hydrogen gas using a process known as PEM electrolysis. The core of a hydrogen generator is an electrolysis cell consisting of a solid electrolyte, also known as a proton exchange membrane. Catalyst material is bonded to both sides of the membrane, forming two electrodes. To generate hydrogen, water is introduced to one side of the membrane and voltage is applied to the electrodes. This process divides the water into protons, electrons and oxygen. The protons are drawn through the proton exchange membrane and recombined with the electrons at the opposite side of the membrane to form hydrogen. The oxygen is removed from the cells with the excess water flow. This process produces hydrogen with a high level of purity and at significant pressures.

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

PEM-Based Fuel Cell Power Generators. In a PEM fuel cell, which is very similar to our PEM electrolysis cell, the opposite reaction occurs. To generate electricity, hydrogen and air, or oxygen, are introduced to opposite sides of the cell. The hydrogen passes over an electrode structure adjacent to the proton exchange membrane, where it is divided into its component protons and electrons. When the electrons are separated from the protons, the electrons are conducted in the form of a usable electric current. The protons travel through the proton exchange membrane and recombine with the electrons and oxygen to produce water.

To form a complete fuel cell stack, individual PEM fuel cells are stacked and compressed between two end plates. The electrical power production capability of a cell stack is approximately proportional to the area of each cell and the number of cells in the stack. In applications requiring stand-alone one-way fuel cells, we are using fuel cells supplied by third parties in demonstration projects.

The regenerative fuel cell systems we are developing will incorporate the ability to support both an electrolysis reaction and a fuel cell reaction. Our proprietary design operates in the electrolysis mode by using water and electricity to generate hydrogen at elevated pressure and then reverses the process and consumes the hydrogen with air to generate electricity. The resulting product functions like a rechargeable battery in which hydrogen is produced through electrolysis, stored and then used for power generation. Because our regenerative fuel cell systems use hydrogen produced through electrolysis rather than extracted from hydrocarbon fuels using a high temperature process called reforming, electricity can be produced at room temperature, without lengthy start-up times or carbon-based emissions and in areas where fossil fuels such as natural gas, propane or gasoline are not available.

Our regenerative fuel cell systems can be configured using one or two PEM stacks. The one-stack approach uses our proprietary design, which allows a single cell to operate alternately in both the electrolysis mode and the fuel cell modes. These reversible fuel cells are under development by us and may have cost and weight advantages over a discrete system. Our two-stack regenerative fuel cell system is configured by using separate cell stacks for the electrolysis and fuel cell reaction. We currently manufacture our own electrolysis stacks for testing in these systems. We are currently using fuel cell stacks from other fuel cell developers in demonstration projects for potential incorporation into our regenerative systems. We may also provide our electrolysis stack as a component for incorporation into regenerative systems produced by third parties.

Distribution and Marketing

We sell our hydrogen generators through a combination of distribution arrangements with third parties and direct sales by our personnel. Our hydrogen generators are appropriate for small and medium volume hydrogen users. We are focusing our sales and marketing efforts on the channels that these customers use to purchase their gases and equipment. We are selling HOGEN hydrogen generators to several of the world’s leading industrial gas providers through direct sales or existing distribution arrangements to place at their customer sites. In addition, we have established distributor and agent relationships serving end users in the U.S., U.K., Western and Eastern Europe, China, Japan, India and Mexico. We have established relationships with manufacturers and equipment representatives that sell specific models of our hydrogen generator products. We intend to expand our sales and distribution arrangements with industrial gas suppliers and distributors, as well as original equipment manufacturers.

As the market to supply hydrogen fuel for fuel cell vehicles develops, we also plan, where possible, to leverage existing distribution channels. We believe that existing energy suppliers will need to begin supplying new forms of automotive fuel as fuel cell vehicles come to market. Accordingly, we intend to establish relationships with major energy or industrial gas companies to explore ways of supplying our hydrogen generators for installation at local service stations. In addition, we believe that automobile manufacturers providing introductory and fleet fuel cell vehicles will be interested in our refueling technology, and therefore we will seek to establish relationships with these manufacturers.

Currently, backup power equipment is sold by a few large manufacturers to commercial end users through diverse reseller networks, including integrators and qualified resellers. In the future, we plan to sell our backup power products to these existing manufacturers, integrators and qualified resellers.

Manufacturing

We are currently manufacturing hydrogen generators at our facility in Wallingford, Connecticut. Key aspects of this process include formulation of our proprietary catalysts, deposition of the catalyst on the proton exchange membrane and fabrication of cells into cell stacks. The balance of the manufacturing process consists of integrating cell stacks into systems that perform fluids and electrical management of the electrochemical process.

We purchase raw proton exchange membrane material from DuPont, although we have identified other companies we believe are capable of providing suitable membrane material. We purchase other components used in our systems from third-party suppliers. We regularly consult with our suppliers to evaluate ways to lower the cost of other components or subassemblies while meeting the performance needs of our products. In this regard, we have considered and will continue to evaluate the option of having subassemblies that we currently produce in-house produced to our specifications by others if lower costs can be achieved.

In 2005 and 2006, we successfully completed our annual ISO 9001:2000 audit. We believe this registration, a quality assurance model for companies that design, produce, install and service products as part of their business will provide us with an advantage over competitors that are not ISO 9001:2000 registered. In some cases, this registration is a condition of doing business with customers.

Proprietary Technology and Intellectual Property

We have developed proprietary technology and intellectual property relating to various aspects of our electrolysis cells, regenerative fuel cell systems and related systems. These include:

•	membrane processing technology;

•	electrolysis catalytic electrode formulation reversible fuel cells;

•	fuel cell stack designs that operate on pure oxygen with no purge;

•	high-pressure cell structures that simplify overall system implementation;

•	integrated system designs for both hydrogen generators and regenerative fuel cell systems;

•	multiple stack generator configurations that allow for expandable generation platforms; and

•	electrical interface to renewable technologies for hydrogen generators.

We aggressively protect our intellectual property assets using patent, trade secret, trademark and copyright law, but no single patent, trademark or trade name is material to our business as a whole. Our protection of these assets has continued to accelerate, and we have to date been issued 40 U.S. patents and seven European patents, covering aspects of our hydrogen generator and electrolysis cell designs. We continue to aggressively seek intellectual property protection in the U.S. and internationally. Our pending patent applications cover not only our current electrolysis products, but also technologies we have developed related to fuel cells, backup and renewable power systems and hydrogen fueling systems. It is possible, however, that any patents issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to conduct our distributed generation business.

In addition to our patented assets, we hold U.S. registered and unregistered trademarks pertaining to our distributed generation business. Our registered trademarks include PROTON®, HOGEN®, and UNIGEN®. Our unregistered trademarks include FUELGEN™, HIPRESSTM and TRANSFORMING ENERGYTM.

Our intellectual property position has also grown to include manufacturing processes and know-how, which are enhancing our next generation products and cost reduction efforts. We seek to protect our proprietary intellectual property in part through confidentiality agreements with our strategic partners, employees and others. We cannot ensure that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Also, there can be no assurance that we will be able to maintain our proprietary position, or that third parties will not circumvent any proprietary protection we have.

Competition

Our hydrogen generators compete with current suppliers of delivered hydrogen and with other manufacturers of on-site hydrogen generators. Competitors in the delivered hydrogen market include Airgas, Inc., Air Liquide, Air Products and Chemicals, Inc., Linde AG and Praxair Technology, Inc. Our hydrogen generators also compete with older generations of electrolysis-based hydrogen generation equipment sold by Hydrogenics Corporation, Norsk Hydro ASA, Teledyne Energy Systems, Inc. and other companies. These competing systems are generally larger in size than our generators. Some of these systems require manual operation and supervision, most contain hazardous liquid electrolyte and some require the assistance of mechanical compressors to produce hydrogen at pressure.

There are a number of companies located in the United States, Canada and abroad that are developing PEM fuel cell technology. These companies include Ballard Power Systems Inc., General Motors Corporation, Giner, Inc., Honda Motor Company, Toyota Motor Corporation, SANYO Electric Co., Ltd., IdaTech LLC, Hydrogenics Corporation, Nuvera Fuel Cells, Plug Power Inc. and United Technologies Corporation. Although we believe these companies are currently primarily targeting vehicular and residential applications, they could decide to enter the hydrogen generation and backup power markets we address. We may also encounter competition from companies that have developed or are developing fuel cells based on non-PEM technology, as well as other distributed hydrogen generation technologies.

Research and Development

We are currently developing several products for both our hydrogen generation and fuel cell and distributed generation businesses.

The regenerative fuel cell systems we are developing will integrate our PEM hydrogen generation technology with PEM fuel cell technology to create a power quality device that produces hydrogen from water and electricity, stores the hydrogen and later uses the hydrogen as fuel for the production of electricity. In the hydrogen generation or electrolysis mode, the regenerative fuel cell works like a hydrogen generator, producing hydrogen, which is stored. In the power generation or fuel cell mode, the process is reversed and the stored hydrogen is combined with air to produce electricity efficiently and without any harmful by-products. Our regenerative fuel cell architecture is designed to use fuel cells produced by other developers and manufacturers to enable their fuel cells to become energy storage devices.

We have several development and demonstration programs with potential customers including Emerson Electric Co. and the CCEF to show the potential applications of the regenerative fuel cell product. We believe early applications for this product will be in remote locations and high value backup power applications. The success of this product will depend, among other things, upon continued development and cost reduction by us and other fuel cell developers. We expect to continue research and product development of these systems and will seek to have government and third party sources fund the majority of the development.

We are also engaged in the development of distributed generation power controls, power conversion technology and advanced power system architectures. These technologies include the design of power converter-based distributed generation interconnection systems for network grid applications and the development of a universal distributed generation interface system with utility protection and anti-islanding features for use in a variety of applications. The result of this work is expected to be proprietary products and proprietary system architectures available for our distributed generation business that provide advanced features and functions to customers.

We believe individual distributed generation systems can be configured into high performance multi-distributed-generation systems using our MicroGrid™ power network architecture. In cooperation with a Vermont utility, we are currently building a demonstration system using our proprietary MicroGrid™ power network architecture to link diverse power generating sources with multiple users through an interface system to the main utility grid. Our MicroGrid architecture is designed to provide end user customers with power quality, availability and efficiency levels not currently available from conventional utility power sources.

We are also pursuing research and development focused on developing advanced wind turbines employing direct drive technology. Our wind turbine designs include our NW100, a 100 kilowatt system designed for extreme environments, which is being deployed at remote villages in Alaska. In cooperation with the U.S. Department of Energy, we are modifying the current NW100 design for temperate climates, which will significantly expand its market potential. We are also engaged in the development of megawatt scale wind turbines with direct drive permanent magnet generator technology licensed from General Dynamics, coupled with our large scale power converter technology. This program, supported by the Department of Energy’s National Renewable Energy Laboratory, is advancing the state-of-the-art in wind turbine drive train technology and is creating commercial opportunities for us in the growing wind energy market. We believe we are developing wind turbine technology and products with increased reliability and efficiency, and reduced cost of energy.

We seek to obtain external funding for our target research and development efforts in order to offset internal development costs wherever possible. We have recently received funding from the Department of Energy, including its National Renewable Energy Laboratory, The Consortium for Electric Reliability Technology Solutions and the California Energy Commission in support of our programs.

We incurred approximately $4.1 million, $6.3 million and $7.7 million in research and development expenditures for the years ended December 31, 2005, 2004 and 2003, respectively.

Employees

As of December 31, 2005, our distributed generation business had a total staff of approximately 180 persons, of which approximately 65% were engineers, scientists or other degreed professionals. No employees are represented by a labor union and we consider our relations with our employees to be excellent.

As of December 31, 2005, our hydrogen generator and fuel cell business had approximately 86 employees, of whom approximately 56% were engineers, scientists, and other degreed professionals. No employees are represented by a labor union and we consider our relations with our employees to be excellent.

Customers

For the years ended December 31, 2005 and 2004, contract revenue from government-sponsored agencies accounted for approximately 14% and 23% of total Company revenue, respectively. For the year ended December 31, 2005, there were no significant sales to international customers. For the year ended December 31, 2004, sales to one international customer totaled approximately 11% of total company revenue. At December 31, 2005 and 2004, accounts receivable from government-sponsored agencies accounted for approximately 16% and 23% of total Company accounts receivable, respectively. At December 31, 2005, there were no significant accounts receivable to note. At December 31, 2004, accounts receivable from one customer, Honeywell Inc., accounted for approximately 15% of total Company accounts receivable. For the years ended December 31, 2005 and 2004, one customer comprised 11% and 10% product revenue, respectively. For financial information concerning geographic areas of Distributed Energy’s business, see Item 17 of the notes to the financial statements included elsewhere in this report.

Backlog

Our backlog as of December 31, 2005 and 2004 was approximately $21 million and $25 million, respectively. The backlog reflects orders that we considered firm. However, cancellations may occur and will be reflected in our backlog when known. As of December 31, 2003, we did not have significant backlog.

ITEM 1A.	Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

RISKS RELATING TO OUR COMPANY

Our revenue and results of operations may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenue and results of operations to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and should not be relied on as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenue or results of operations accurately. As a consequence, our results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our results include:

•	the status of development of our technology, products and manufacturing capabilities;

•	the cost and availability of raw materials and key components;

•	warranty and service cost for products in the field;

•	the introduction, timing and market acceptance of new products introduced by us or our competitors;

•	the development of strategic relationships and distribution channels;

•	general economic conditions, which can affect customers’ capital investments and the length of sales cycles;

•	the development of vehicular PEM fuel cells and renewable energy markets; and

•	government regulation.

We expect to make significant investments in all areas of our business, particularly in research and product development and in expanding our manufacturing and project finance capability. Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth. In addition, because we are in the very early stages of selling our products and have a limited number of customers, we expect our order flow to be uneven from period to period.

We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of December 31, 2005, we had an accumulated deficit of $136 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our future success is uncertain because of our limited commercial history selling many of our products.

We have only been shipping commercial models of our hydrogen generators during the last five years and have not yet manufactured commercial regenerative fuel cell systems. We began shipping commercial models of our 100 kilowatt wind turbine last year. Accordingly, there is only a limited basis upon which to evaluate our products, business and prospects, and our future success is uncertain. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of products, development of fully functioning manufacturing operations, refinement of processes and components for our commercial products, recruitment of qualified personnel, ability to manufacture a product which meets cost, reliability and efficiency needs, and achievement of market acceptance for our products.

Our distributed generation business is characterized by a long sales cycle and a relatively small number of projects each year, which can lead to variability and unpredictability in this business from period to period and financial losses on individual projects.

As an engineering, procurement and construction contractor, we design and build a relatively small number of projects for a small number of customers each year. For many of these customers, we will deliver a single system with little or no opportunity for repeat business. Contracts for many of these large projects are awarded by competitive bid. With multiple other bidders on most large project opportunities, we often cannot accurately assess the probability of winning the contract prior to its award by the customer. Sales cycles are very long and projects can be delayed or cancelled for reasons beyond our control. Most large domestic distributed generation and hydrogen generation project opportunities are discretionary purchases for the customer, and, as a result, at the end of the sales cycle many such projects may never materialize for reasons beyond our control. During this lengthy sales cycle, we may incur significant expense and expend significant management effort. Implementation of projects that we are awarded can sometimes take over twelve months. During that time, numerous factors can contribute to cost overruns and schedule delays that affect profitability or result in a net loss. Generally accepted accounting principles may require us to defer revenue on a significant portion of our contracts until the project is completed, depending on contract terms. These factors make it very difficult for us to generate firm backlog well in advance of the actual projects and to accurately forecast future sales. If our sales forecasts from a specific project or customer for a particular period are not realized in that period, we may be unable to compensate for the shortfall, which could harm our results of operations. In addition, our revenue and results of operations may vary significantly from year to year and from quarter to quarter within a year.

Our distributed generation business is dependent on a small number of customers, and termination of a project by one or more of these customers could harm our business.

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. In 2005, our largest five customers accounted for 32% of our revenues and our largest ten customers accounted for 51% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

In the past, we have experienced performance problems with our hydrogen generators.

In the past, we have experienced performance problems with some components of our hydrogen generators, specifically hydrogen sensor modules, power supplies and cell stacks, which have required component replacement. We cannot guarantee that further problems related to these or other components or products will not occur and require additional corrective measures. If we are unable to solve these problems, potential purchasers of our products may decline to purchase them, which could affect our ability to grow our revenues. We could also face liability to our customers and harm to our reputation as a result.

We may not be able to grow our business if we do not achieve widespread commercial acceptance of our hydrogen generators in the market for delivered hydrogen.

We market our hydrogen generators to small and medium volume users of delivered hydrogen. Our method of supplying hydrogen by producing it on-site using PEM electrolysis represents a significant departure from conventional means of supplying hydrogen to end users. PEM electrolysis is a new technology in the markets we are targeting, and we do not know if our targeted customers will accept our product. Our business depends on the widespread commercial acceptance of our hydrogen generators, and we may be unable to grow our business if our targeted customers do not purchase substantial numbers of our hydrogen generators. Our targeted customers, or the distributors whom we intend to use to market to these customers, may not purchase our hydrogen generators at all or in sufficient quantities to support the growth of our business. Our hydrogen generators will require our target customers to make a substantial initial investment.

We expect to incur significant expenses as we continue to expand our manufacturing production, and we may not be successful in these efforts.

We have expanded our hydrogen generator and distributed generation manufacturing facilities in anticipation of increased demand for our products. If this demand does not materialize, we will not generate sufficient revenue to offset the costs of maintaining, expanding and operating these facilities, which could increase our losses and prevent us from growing our business. We expect to expand production and may experience delays or problems in our expected expansion that could compromise our ability to increase our sales and grow our business. Factors that could delay or prevent our expected production expansion include:

•	the inability to purchase parts or components in adequate quantities or sufficient quality, including from sole source vendors;

•	the cost and availability of raw materials;

•	the failure to increase assembly and test operations;

•	the failure to hire and train additional manufacturing personnel; and

•	the failure to develop and implement cost-efficient manufacturing processes and equipment.

In addition, we may incur significant manufacturing costs and may experience unforeseen delays and expenses in our product design and manufacturing efforts. If the commercialization of our products is delayed, potential purchasers may also decline to purchase them or choose alternative technologies, both of which could impair our ability to generate revenue in the future.

We may not be able to increase revenues in the future if we do not complete the development of new products and technologies.

We anticipate that a portion of our future revenue from our distributed generation business will be derived from the sale or licensing of regenerative fuel cell, wind turbine and power electronics products and technologies which we are currently developing or have only recently made commercially available. Many of these new products and technologies are based on new and unproven designs, and it is difficult to predict whether they will be commercially viable. If we fail to successfully develop and commercialize these products and technologies on the timetable we anticipate or at all, we will be unable to recover the investments we have made in their development and will be unable to grow our revenue from their sale or licensing. In addition, we may not be successful in developing product designs and manufacturing processes that permit the manufacture of our hydrogen generators and fuel cell systems in commercial quantities at commercially acceptable costs while preserving quality. Currently, we sell some of our products for less than it costs to produce them. New technology developments or cost reductions in existing technologies may also delay or prevent the development or sale of some or all of our planned products or make our planned products uncompetitive or obsolete.

If we provide financing to our customers, we will be subject to default risk, interest rate risks and liquidity risk.

We intend to offer project and lease financing to some of our customers. Providing such financing would involve a number of risks, including the following:

•	Our customers may default on their payments to us, and we may be unable to collect all, or any, of the financed amount;

•

Whether we provide customer financing at a fixed rate or a floating rate of interest, we will be subject to a degree of interest rate risk. Providing financing at a fixed rate may commit us to a below-market return in the event of a rise in interest rates, while providing financing at a floating rate may produce less income than expected if interest rates fall; and

•

Using our capital resources to provide customer financing would reduce our liquidity, and may prevent us from engaging in other beneficial uses of such resources, such as business development, facilities expansions or acquisitions.

We rely on third party suppliers and subcontractors for certain components and services, and we could suffer losses if these suppliers and subcontractors fail to fulfill our needs.

Many of the components in our distributed generation and hydrogen generation systems, including the proton exchange membrane material used in our PEM products, hydrogen purification system and custom-designed power supplies used in our products, are available only from a limited number of suppliers and in some cases only a single supplier. Some of our suppliers are small- and medium-size companies that may not be able to increase production in an acceptable time period or at acceptable prices or quality levels. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain licenses on commercially reasonable terms or at all and we may be unable to obtain comparable components from alternative suppliers. Often our suppliers custom engineer components to our specifications for use in our systems. Delayed deliveries, poor quality and warranty issues can delay production of our products or completion of our projects, reduce our profits and damage our relationships with our customers.

We rely heavily on electrical, mechanical, civil and structural subcontractors to build and install our distributed generation systems at our customers’ facilities based on detailed specifications and drawings that we provide. Often these subcontracted services account for a high percentage of the overall project cost. Our subcontractors’ failure to perform their services in a timely and quality manner can lead to significant schedule delays, increased costs and performance issues on our projects. These issues can trigger penalties in our contracts, expose us to claims for liquidated and consequential damages, increase our warranty exposure, reduce our profits and damage our relationships with customers if not managed appropriately.

Market factors affect our costs and availability of materials.

Our products contain a number of materials, from metals to computer components. In particular, platinum is a key component of our PEM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. Decreases in the availability or increases in the prices of the commodities or other components of our products could impair our ability to acquire the materials necessary to meet our manufacturing requirements and result in significantly higher prices for those materials, either of which could cause delayed or lost sales and an increase in our manufacturing costs.

We may be unable to sell our systems and products and generate revenue if we fail to establish development, engineering, distribution or other strategic relationships.

We currently work with a number of other parties who facilitate and enhance many aspects of our distributed generation systems business, including technology development, component supply, sales lead generation, engineering support and project installation. We must continue to expand these relationships and develop new relationships in order to grow our current project-based business. Failure to do so would negatively affect our future sales growth and results of operations.

Because we intend to sell some of our products through third-party distributors or industrial gas companies, the financial benefits to us of commercializing our products will be dependent on the efforts of others. We intend to enter into additional distribution agreements or other collaborative relationships to market and sell our products. If we are unable to enter into additional distribution agreements, or if our third-party distributors do not successfully market and sell our products, we may be unable to generate revenue and grow our business. We may seek to establish relationships with third-party distributors who also compete with us. For example, we have signed agreements with industrial gas suppliers who act as distributors of our hydrogen generators. Because industrial gas suppliers currently sell hydrogen in delivered form, adoption by their customers of our hydrogen generation products could cause them to experience declining demand for delivered hydrogen. For this reason, industrial gas suppliers may not be motivated to promote our hydrogen generators. Also, these agreements may be terminated by either party with 90 days written notice. If these agreements are terminated, we may be unable to generate revenue and grow our business. In addition, our third-party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.

Our failure to manage growth could harm our business.

We intend to introduce new products, increase our production capacity and develop additional distributor relationships. If we are successful, a significant strain on our senior management team and other resources may result. In addition, we may be required to hire additional senior management personnel. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial and management information systems. Our personnel, systems and controls may be unable to support our growth.

We can not guarantee that we will be successful in our efforts to increase our business in the overhaul, operations and maintenance of distributed generation equipment, and we may incur additional risk and liability which could harm our business.

We intend to grow our overhaul, operations and maintenance business. This may include operations in less stable countries, which could expose us to unforeseen risks, including war, terrorism, flu pandemics, kidnapping and environmental hazards. Also, maintaining distributed generation equipment may expose us to additional sources of liability, including performance of equipment, uptime availability of equipment, maintenance and warranty costs.

We may not be able to obtain sufficient additional funds to grow our business.

We have regularly needed to raise funds to operate our businesses. It may become necessary to raise additional funds to achieve full commercialization of some or all of our products. Our project-based distributed generation business requires a significant amount of capital in order to increase the number and size of projects we can undertake and therefore increase our revenues. If we are unable to raise additional funds on commercially reasonable terms when needed, our ability to operate and grow our businesses could be impaired. We do not know whether we will be able to secure additional funding or funding on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

We may not recognize revenue in the full amount of our backlog, which could harm our business.

Our backlog was approximately $21.0 million as of December 31, 2005. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2005 from which we expect to recognize revenue in fiscal 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2005, our revenue and results of operations for fiscal 2006 as well as future reporting periods may be materially harmed.

We depend on government contracts for a portion of our revenue and profits and to fund a portion of our research and development relating to new products.

Our government contracts relate to research and development on renewable energy technologies, hybrid system architectures and advanced power electronics. Changes in government policy toward distributed generation or budget restrictions may reduce or eliminate funding for these types of research and development activities. Generally, our U.S. government research and development contracts are subject to the risk of termination at the convenience of the contracting agency and require us to obtain or produce components for our systems from sources located in the United States rather than foreign countries. There can be no assurance that our current contracts will be fully funded or that we will be able to secure additional government contracts for similar activities in the future. If such funding were discontinued, we may not have sufficient internal funding to continue with these development efforts and may therefore have to reduce our development of these products, delay their development or abandon them altogether. Discontinuation or delay in our development of proprietary products and technology could limit our ability to execute our business plan and may have an adverse impact on our ability to increase revenues and generate a profit. We are also subject to annual audits of our incurred costs on government contracts by the Defense Contracting Audit Agency, or DCAA. If our actual overhead cost included in our incurred costs is less than the allowable overhead costs billed on these contracts, we may be required to refund the excess overhead costs to the government upon completion of the DCAA audit. Such a refund would negatively affect our financial position and our results of operations in the year in which such costs were incurred.

Further, no assurance can be given that the internal controls we have in place to oversee our government contracts are sufficient to prevent isolated violations of applicable laws, regulations and standards. If the agencies determine that we or one of our subcontractors engaged in improper conduct, we may be subject to civil or criminal penalties and administrative sanctions, payments, fines and suspension or prohibition from doing business with the government.

We currently face and will continue to face significant competition, which could cause us to lose sales or render our products and services uncompetitive or obsolete.

The distributed generation market is highly competitive and evolving rapidly. We face a wide variety of competitors, including equipment manufacturers, distributors, packagers, system integrators, general contractors, engineering firms, project developers and energy service companies. Many of our competitors are significantly larger and better capitalized than we are and have greater access to financial and other resources, and therefore may be able to devote more resources to the following activities that may allow them to establish a competitive advantage in the marketplace:

•	sales and marketing of their products and services;

•	seller financing for the sale of their products or services;

•	development and commercialization of new technologies;

•	partnering and other collaborative efforts with sales channel partners, vendors and technology providers;

•	adaptation to changes in customer requirements;

•	expanded design, engineering and other performance and service capabilities; and

•	systems and other infrastructure development that reduces costs.

The markets for delivered hydrogen and reliable backup power are highly competitive. There are a number of companies located in the United States, Canada and abroad that deliver hydrogen, sell hydrogen generation equipment or are developing PEM fuel cell technology. Many of these companies have substantially greater financial and other resources than we do, including a worldwide presence, name recognition and better historical performance. Each of these companies has the potential to capture market share in the markets we intend to address, which could cause us to lose sales and prevent us from growing our business. New developments in technology may also delay or prevent the development or sale of some or all of our products or make our products uncompetitive or obsolete. If this were to occur, we would not be able to generate sufficient revenue to offset the cost of developing our hydrogen generators and regenerative fuel cell systems.

Our regenerative fuel cell systems are one of a number of power technology products being developed today to provide high quality, highly reliable backup power to the existing electric transmission system, or grid. These products include advanced batteries, ultracapacitors, microturbines, flywheels, internal combustion generator sets, superconducting magnetic energy storage devices, other fuel cell types and fuel cells using alternative hydrogen supply applications. Improvements are also being made to the existing electric grid. Technological advances in power technology products and improvements in the electric grid may reduce the attractiveness of our regenerative fuel cell systems.

We depend on our intellectual property, and our failure to protect it could enable competitors to market products with similar features that may reduce demand for our products.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to ours, which could reduce demand for our products. Our success depends substantially upon the internally developed technology that is incorporated in our products. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, strategic partners and others to protect our intellectual property rights. The steps we take to protect our intellectual property rights, however, may be inadequate. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtaining and using our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we own, and any of the U.S. patents or foreign patents owned by us or subsequently issued to us may be invalidated, circumvented, challenged or rendered unenforceable. In addition, we may not be issued any patents as a result of our pending and future patent applications, and even if any patents are issued, they may not protect our intellectual property rights, and third parties may challenge the validity or enforceability of issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

Most of our intellectual property is not covered by any patent or patent application. We seek to protect this proprietary intellectual property, which includes intellectual property that may not be patented or patentable, in part by confidentiality agreements with our contractors, distributors, employees and others. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.

Unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs, the diversion of resources and the distraction of management, with no assurance of success.

We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

The patent situation in the field of wind turbine, distributed generation and PEM fuel cell technology is complex. A large number of patents, including overlapping patents, relating to this technology have been granted worldwide. We are aware of patents in the wind turbine and distributed generation fields held by potential competitors and other third parties, including Ballard Power Systems Inc., General Electric Company, Asea Brown Boveri Ltd., Siemens AG, Gamesa Corporacion Tecnologica, S.A., ENERCON GmbH and Mitsubishi Corporation. We are also aware of patents in the fuel cell architecture field held by potential competitors and other third parties, including Ballard Power Systems Inc., General Motors Corporation, Giner, Inc., Oronzio deNora Impianti Elettrochimici S.p.A., Parker-Hannifin Corporation, Hydrogenics Corporation, Lynntech, Inc., Plug Power Inc., Shinko Pantec Co., Ltd., Siemens AG, Toyota Motor Corporation, United Technologies Corporation and Whatman Inc. Third parties could claim infringement by us with respect to these patents or other patents or proprietary rights, and we may incur significant costs defending ourselves in such proceedings and there is no assurance that we will prevail in any such proceeding.

While we have a limited license under a patent held by General Electric Company with respect to variable-speed wind turbines, if we incorporate this type of technology into future wind-related generation products and are not able to design and engineer non-infringing technology, we may be required to extend or modify our license on this technology. If we are unsuccessful in developing non-infringing technologies, we may be required to cease or redirect our development efforts or obtain licensing, royalty or other agreements. There can be no assurance that we can obtain such licensing or other agreements on favorable terms or at all, in which case our ability to execute our business plan, grow our sales and generate a profit may be adversely affected.

In addition, some of our employees are parties to assignment of invention and nondisclosure agreements with their former employers. These agreements generally grant the former employer rights to technology developed by the employee while employed by the former employer and prohibit disclosure of that technology or other employer information to third parties. We cannot assure you that such employers will not assert claims against us or our employees alleging a breach of those agreements or other violations of their proprietary rights or alleging rights to inventions by our employees, or that we would prevail in any such proceeding.

Any infringement claim against us, whether meritorious or not, could:

•	be time-consuming;

•	result in costly litigation or arbitration and diversion of technical and management personnel; or

•	require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We might not be successful in developing non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and results of operations. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to sell the affected product without redeveloping the product or incurring significant additional expense. In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products.

International intellectual property protection is particularly uncertain and costly, and we have not obtained or sought patent or trademark protection in many foreign countries where our products and services may be developed, manufactured, marketed or sold.

Intellectual property law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. Moreover, we have not sought, obtained or maintained patent and trademark protection in many foreign countries in which our products and services may be developed, manufactured, marketed or sold by us or by others.

We may be exposed to lawsuits and other claims if our products or systems malfunction or fail or we fail to deliver services, which could increase our expenses, harm our reputation and prevent us from growing our business.

Our distributed generation systems often use new and untested technologies. Many of these new technologies have not reached a level of maturity that allows for a predictable level of reliability and may be subject to malfunction or failure when subjected to prolonged use in non-test conditions. Should these new technologies fail to perform as specified by their vendors, we may incur significant warranty and other costs and our relationships with our customers may suffer. Also, many vendors of these new technologies have limited financial resources and may not be able to adequately support their products in the field. All these issues could reduce our growth and profitability. Many of our systems are also located in very remote locations with extremely harsh climates that are difficult and expensive to access. The possibility of system failures could cause us to incur significant expense to redesign, reengineer, repair and/or replace defective systems or system components. In addition, as we expand our overhaul, operations and maintenance services business, we may be subject to additional liability for maintaining distributed generation equipment, including performance of equipment, uptime availability of equipment, maintenance and warranty cost.

Since our products are power producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In particular, hydrogen is a flammable gas and can pose safety risks if not handled properly. We have experienced instances with our products where hydrogen appears to have caused a flame that burned several components in the system. Further investigation of this unit revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. We cannot be certain that future similar instances will not occur. In addition, our products may require modifications to operate properly under extreme temperatures. Potential customers will also rely upon our products for critical needs, such as backup power. A malfunction of our products could result in significant tort or warranty claims. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce our revenue and harm our business. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages, and if our insurance protection is inadequate to cover these claims, we could be required to make significant payments.

We conduct business in many countries that are politically and economically unstable.

The potential for political unrest, acts of terrorism and war, and economic collapse exists in many countries in which we currently, or may in the future, do business. The occurrence of any such events at or near the site of our projects could lead to delay, cancellation or significant damage to our projects or equipment. The occurrence of any such events could also cause harm, injury or death to our personnel working on such projects. Any such events could expose us to significant liabilities and would therefore adversely affect our results of operations and growth.

We also subcontract work or may hire temporary and permanent employees in countries that are politically and economically unstable. It is more difficult to perform background checks on these foreign workers or to be sure that conduct and performance are in the best interests of our company and in full compliance with applicable laws.

Our current or planned international operations subject our business to additional risks, which could cause revenues to decline.

A large portion of our revenue is generated from sales of remote power projects in the oil and gas and telecommunications markets. Many of these projects are sold to foreign entities and are delivered to locations outside of the United States, such as the Middle East, Eurasia, Africa and South America. In addition, we intend to market our hydrogen generators to small- and medium-volume users of delivered hydrogen worldwide. Selling our services and products internationally exposes us to many additional costs, risks and potential liabilities, which, if improperly managed, could limit our ability to grow in these markets and adversely affect our results of operations. These include:

•	exchange controls;

•	complying with U.S. legal requirements for the exporting of goods;

•	complying with the commercial, regulatory and legal requirements of foreign markets, particularly in developing countries;

•	obtaining and/or enforcing intellectual property protection;

•	overcoming trade barriers such as duties, tariffs and taxes;

•	enforcing contract terms and conditions;

•	collecting receivables;

•	managing operations and staff across disparate geographic areas; and

•	currency risks.

In addition, a change in the value of the U.S. dollar may make our services and products less competitive in international markets.

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and the market price of our common stock.

We intend to pursue additional growth through the acquisition of companies, businesses and intellectual property.

Any future acquisitions would involve a number of risks, including the following:

•	the anticipated benefits from any acquisition may not be achieved;

•

the integration of acquired businesses requires substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could harm our business;

•	we may assume contingent or unknown liabilities of an acquired company, and any provision we make for indemnification for such liabilities may not be adequate;

•

in future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share or could increase our indebtedness and interest expense; and

•

new business acquisitions must be accounted for under the purchase method of accounting. These acquisitions may generate significant intangible assets and result in substantial related amortization charges to us.

RISKS RELATING TO OUR INDUSTRY

We may not be able to grow our revenues in the future if a sustainable market for our distributed energy and hydrogen generation products and services does not develop.

Our future growth will be based in part on increased use of distributed generation, on the development of a mass market, particularly in the automobile industry, for PEM fuel cells that utilize our hydrogen generators as a fuel source and on growth in the use of renewable energy. These are emerging markets and it is difficult to predict the rate at which they will develop. If a sustainable market for distributed energy technologies fails to develop or develops more slowly than we anticipate, our ability to grow and achieve profitability will be negatively affected. Many of the factors that influence the rate of adoption of distributed energy and hydrogen generation technologies are out of our control. Some of these factors that we cannot control are:

•	utility electric rates;

•	changes in federal, state and local regulatory requirements;

•	changes in federal and state incentives and subsidies;

•	cost, quality, performance and availability of the alternative power generation technologies used or supported by our power systems and hydrogen generators;

•	costs and availability of natural gas, diesel, hydrogen and other fuels used in distributed energy technologies;

•	changes in customers’ perceptions regarding distributed generation, PEM fuel cells and alternative energy;

•	customer reluctance to try new products and technology;

•	availability of financing for distributed generation vendors, developers and users;

•	economic downturns and related reductions in capital spending;

•	demand for and valuation of emissions trading credits generated by distributed generation systems; and

•	the emergence of newer, more competitive technologies.

If we fail to retain key personnel and attract and retain additional qualified personnel, we may be unable to develop our products and generate revenue.

Our success depends upon the continued service of our executive officers and other key employees such as manufacturing and research and development personnel. The loss of any of our executive officers or key employees could impair our ability to pursue our growth strategy. We do not have employment agreements with many of our key executives. We may not be able to attract, assimilate or retain additional highly qualified personnel in the future.

We may be affected by skilled labor shortages and labor disputes.

We require experienced engineers, technicians and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at our manufacturing facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities.

Declines in the price of utility-delivered electricity or our inability to continue to reduce the cost of our distributed generation systems could reduce demand for our services and products.

Our distributed generation systems compete mainly on price per delivered kilowatt-hour of electricity to the end user. In the domestic market, we compete against the cost of electricity delivered by the local utilities through the electric grid. The cost of electricity varies widely from utility to utility and from state to state and is subject to change based on factors beyond our control. We cannot accurately predict what future electricity rates will be and whether or not we can compete effectively against these rates.

The cost per delivered kilowatt-hour of electricity generated by our on-site power systems is also based primarily on the following three factors: the cost of the underlying generating technologies, the cost of financing, and the cost of fuel. All these factors are outside of our control.

•

Costs of alternative power generation technologies like solar panels and wind turbines have generally been falling over the past several years, but there can be no assurance that they will continue to fall in the future. Without federal or state subsidies or incentives, the cost of these technologies is often not competitive with traditional generating technologies or the cost of utility power. If the costs of these alternative technologies do not continue to fall or subsidies are no longer available, our ability to sell systems and services based on these technologies will be diminished.

•

Financing costs are critical to the cost competitiveness of renewable energy. Since fuel from the wind or sun is free, financing costs represent the single largest operating cost. Financing costs are also highly variable and subject to change beyond our control. If financing costs increase, it could reduce demand for our products.

•

For reciprocating engine or turbine-based power systems, fuel is the largest operating cost. The predominant fuel for these systems is natural gas. The price of natural gas has been highly volatile and is currently projected to remain high for several years based on increased demand and limited domestic supply. Sustained high gas prices reduce the economic benefit of the on-site power systems we sell and may therefore cause us to experience reduced sales and revenue growth.

Utility companies could place barriers to our entry into the market, and we may not be able to effectively sell our products and systems.

Utility companies could place barriers on the installation of our products and systems or their interconnection with the electric grid. Further, they may charge additional fees to customers who install on-site generation systems, thereby reducing the electricity they take from the utility, or who use power from the grid for backup or standby purposes. These types of restrictions, fees or charges could impair the ability of our potential customers to install or effectively use our products and systems or increase the cost to our potential customers for using our products and systems. This could make our products and systems less desirable, thereby adversely affecting our revenue and profitability potential.

Decreases in the price of oil and gas could reduce demand for our distributed generation systems, which would harm our ability to grow our business.

A large portion of our current revenue is generated from the sale of remote power systems to the international oil and gas industry for use on remote pipelines and offshore platforms. Demand for our power systems from this market segment depends in part on the current and future commodity price of oil and gas. Higher oil and gas prices stimulate increased development of remote oil and gas fields and related infrastructure, which in turn stimulates increased demand for remote power systems of the type we supply. Conversely, lower oil and gas prices would reduce demand for current systems and have a negative impact on our growth.

Most of our wind turbine products are sold for use in power systems used by remote communities to replace or augment internal combustion engines. Demand for our wind turbines from this market segment depends in part on the current and future commodity prices of oil and gas. Higher oil and gas prices provide incentives for customers to invest in technologies such as wind turbines that reduce their need for petroleum-based fuels. Conversely, lower oil and gas prices would tend to reduce the incentive for customers to invest in capital equipment to produce electrical power.

Continued uncertainty in domestic and world economies and energy markets may limit our growth.

Current uncertainty among our target customers over the health of the economy and its impact on their business has restricted their capital spending and made it harder for us to sell our distributed generation systems and services. Other market uncertainties that also affect our ability to increase sales include the future of deregulation of the domestic electricity market, the future price of oil and natural gas, political instability in the Middle East and other regions where we do business, and domestic and international policy responses to environmental issues.

Because sales of our distributed generation systems are reliant in part on federal and state subsidies and incentives, any reduction in federal or state subsidy programs could harm our business.

The domestic market for our distributed generation systems currently benefits from many federal and state programs designed to promote increased use of renewable and distributed generation technologies. The federal government, for example, offers tax credits for energy produced by wind and solar generators. States like California, New York, New Jersey, Connecticut and Massachusetts offer cash incentives which reduce the initial capital cost to customers who invest in renewable and distributed generation systems. All these federal and state incentive and subsidy programs have specific expiration dates and there can be no assurance that these programs will be extended. Termination of one or more of these programs may have an adverse impact on our future growth. Additionally, there can be no assurance that new programs will be created. In an economic downturn, with resulting budget deficits, funding for many of the state programs may be at risk of being diverted to other needs.

Government regulations may impair our ability to market and sell our products.

Our products and projects are potentially subject to federal, state, local and foreign laws and regulations governing, among other things, waste water discharge and air emissions as well as laws relating to occupational health and safety. We may incur substantial costs or liabilities in complying with governmental regulations. Our potential customers must also comply with numerous laws and regulations, which could affect their interest in our products and projects. We could incur potentially significant expenditures in complying with environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future.

Electricity generation and delivery are both heavily regulated by federal and state governments. While deregulation and restructuring of the U.S. power industry may ultimately expand the market for distributed generation systems of the type that we sell, recent problems associated with deregulation in key domestic markets like California may impose additional barriers to distributed generation. California and other states, for example, allow utilities to impose exit fees, standby charges and other penalties on customers who install distributed generation systems. Federal and state regulations regarding air quality and interconnection to the utility grid also impose additional costs and potential liabilities on our business. Changes in these regulations could reduce or eliminate our access to certain of our target markets. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative power sources. Any reduction or termination of such programs can increase the cost to our potential customers, making our systems less desirable, and thereby adversely affecting our revenue and results of operations.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all federal, state, local and foreign regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, may be deemed responsible for investigative and remedial costs at formerly owned or operated locations, or at third party sites at which our wastes were disposed.

OTHER RISKS

Our stock price is likely to be highly volatile and may result in substantial losses for investors purchasing shares.

The market price of our common stock has increased significantly over the past several months and is likely to continue to be highly volatile. The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. Our common stock may not trade at the same levels as other technology-related stocks and technology-related stocks in general may not sustain their current market prices. In addition, an active public market for our securities may not be sustained.

The trading price of our common stock could be subject to wide fluctuations in response to:

•	our perceived prospects;

•	variations in our operating results and achievement of key business targets;

•	changes in securities analysts’ recommendations or earnings estimates;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new products by us or our competitors;

•	market sentiment toward power technology and alternative energy stocks in general or to us in particular;

•	trading of options or other derivatives on our common stock;

•	market reaction to any acquisition, joint venture or strategic investments announced by us or our competitors; and

•	general economic or stock market conditions unrelated to our operating performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management’s attention and resources.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 8.9% of our outstanding common stock at March 2, 2006. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

Provisions of our certificate of incorporation and bylaws and Delaware law could inhibit a takeover that stockholders may consider favorable and diminish the voting rights of the holders of our common stock.

There are provisions in our certificate of incorporation and bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of us, even if a change in control may be considered favorable by our stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. The issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our certificate of incorporation and bylaws contain other provisions that could have an anti-takeover effect, including:

•	only one of the three classes of directors is elected each year;

•	stockholders have limited ability to remove directors;

•	stockholders cannot take actions by written consent;

•	stockholders cannot call a special meeting of stockholders; and

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

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

Northern’s principal executive offices are located in Waitsfield, Vermont. Northern owns a 13,000 square foot facility that currently houses research activities. Additional sales offices are located in leased space in Burlington, Vermont and San Francisco, California. Northern currently leases three offices used primarily for their Sales and Service departments in California, Texas and New Jersey.

In March 2003, Northern entered into a financing agreement with the Vermont Economic Development Authority, or VEDA, regarding the purchase, construction, sale, and lease of its new facility in Waitsfield, Vermont. In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc., or NPS Condo Association, was formed for the purpose of managing the land, building, and improvements related to the new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. Northern transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation, or CVEDC. In consideration, CVEDC secured a $2,790,000 loan from VEDA to complete the facility and lease back such facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern has guaranteed the CVEDC loan, is responsible for all cost overruns in relation to construction of the new facility, is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. The agreement also contains a clause requiring repayment of the loan in the event of a material adverse change in Northern’s business.

In the fourth quarter of 2003, Northern substantially completed its new 28,500 square foot headquarters building adjacent to its existing facility in Waitsfield, Vermont. This new facility currently houses research, manufacturing, and administrative activities and part of its sales force.

In October 2005, Northern completed the purchase of a $1.6 million, 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, adds capacity for Northern’s growing power systems and product business. Under the purchase, Northern qualified for assistance from VEDA, which together with Vermont’s Merchants Bank, provided financing for a substantial portion of the purchase.

Three additional offices are planned for 2006 in New York and California.

ITEM 3.	Legal Proceedings

Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against Proton and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering of common stock, or IPO. All of the complaints were filed allegedly on behalf of persons who purchased Proton’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that Proton’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged class period of September 28, 2000 through and including December 6, 2000. On July 15, 2002 Proton joined in an omnibus motion to dismiss the lawsuits filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs opposed the motion and the court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued an opinion and order, granting in part and denying in part the motion to dismiss as to Proton. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the consolidated complaint. An order to that effect was entered by the court in October 2002.

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. The settlement provides, among other things, for a release of Proton and the individual defendants for the conduct alleged in the amended complaint to be wrongful. Proton has agreed to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the settlement is expected to be borne by our insurers. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

The range of high and low sales prices per share of our common stock as reported on the NASDAQ National Market under the symbols DESC for 2005 and 2004 is shown below:

Year and Quarter	High	Low
2005
First Quarter	$4.30	$2.35
Second Quarter	4.80	2.58
Third Quarter	8.52	4.16
Fourth Quarter	10.70	6.61
2004
First Quarter	$4.18	$2.73
Second Quarter	4.98	2.56
Third Quarter	2.80	1.54
Fourth Quarter	2.74	1.71

The Company made a cash distribution of $1.00 per share payable on June 20, 2003 to shareholders of record as of June 6, 2003. The distribution was recorded as a reduction to additional paid-in capital, in that the distribution represented a return of capital. The Company does not intend to pay cash dividends in the foreseeable future.

As of March 2, 2006 there were approximately 479 stockholders of record.

Use of Proceeds

On September 28, 2000, Proton closed an initial public offering of its common stock, $.01 par value. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including the purchase of equipment for leasehold improvements to our planned manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. As of December 31, 2005, approximately $87.9 million of the net proceeds of the offering had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern (the “Acquisition”). The remaining net proceeds are invested in U.S. Government and Agency securities. We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. We have also raised additional funding through means other than our initial public offering. At December 31, 2005, our cash and marketable securities balance was approximately $40.7 million. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	a	b	c
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Plan Category
Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	$—	350,782
1996, 1998, 2000 and 2003 Stock Option Plans	3,264,031	$6.83	2,236,006
Equity Compensation Plans Not Approved by Shareholders:
None	—	$—	—

In addition, in January 2006, we granted Ambrose L. Schwallie, our chief executive officer, an option to purchase 500,000 shares of our common stock at an exercise price of $8.84 per share. We also issued Mr. Schwallie 28,280 shares of common stock at a price of $.01 per share. We have also agreed to make the following issuances of common stock to Mr. Schwallie at a price of $.01 per share under the following conditions: 100,000 shares of common stock will be granted if we meet or exceed the revenue, income and cash flow targets for 2006 approved by our board of directors, 100,000 shares of common stock will be granted if we have, while Mr. Schwallie is serving as chief executive officer, achieved two consecutive quarters of positive operating cash flow prior to June 30, 2007 and 100,000 shares of common stock will be granted if we achieve, while Mr. Schwallie is serving as chief executive officer, four consecutive quarters of revenue totaling $100.0 million prior to June 30, 2008, with a gross margin on that revenue of at least 20%. If a change in control event, as defined in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by us, any common stock described in the preceding sentence and not yet granted would be awarded to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

Purchases of Equity Securities

During 2005, warrants to purchase 1,360,605 shares of common stock were exercised utilizing the cashless exercise feature of the warrant. The cashless exercise of these warrants, which were issued to securityholders of Northern in 2003 in connection with the acquisition of Northern, resulted in the issuance of 683,454 shares of common stock.

In 1998, in connection with a customer sponsored research and development contract, Proton issued a warrant to purchase 50,000 shares of its common stock at a purchase price of $1.10 per share. During December 2005, this warrant was fully exercised.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Contract revenue	$38,148	$19,408	$2,965	$3,445	$1,215
Product revenue	6,832	3,052	1,229	1,269	1,753

Total revenue	44,980	22,460	4,194	4,714	2,968
Costs and expenses:
Costs of contract revenue	34,193	17,202	3,301	2,355	1,001
Costs of production	6,683	4,293	2,223	5,019	2,553

Total cost of revenue	40,876	21,495	5,524	7,374	3,554
Gross Margin	4,104	965	(1,330)	(2,660)	(586)
Operating expenses:
Research and development	4,059	6,254	7,716	8,793	6,500
Selling, general and administrative	16,930	17,953	10,024	7,853	6,931

Total operating expenses	20,989	24,207	17,740	16,646	13,431
Loss from operations	(16,885)	(23,242)	(19,070)	(19,306)	(14,017)
Interest income	1,072	1,143	2,535	5,894	8,954
Interest expense	(483)	(335)	(243)	(92)	(4)
(Loss) gain on sale of marketable securities and other	52	(4)	10	24	113

Net loss	(16,244)	(22,438)	(16,768)	(13,480)	(4,954)

Basic and diluted net loss per share attributable to common stockholders	$(0.45)	$(0.63)	$(0.50)	$(0.40)	$(0.15)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	36,271	35,465	33,830	33,347	33,161

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$40,666	$59,135	$73,848	$150,359	$167,220
Working capital	44,068	58,902	76,804	156,099	169,253
Total assets	111,146	124,571	144,032	176,305	181,868
Current liabilities	16,156	16,307	13,636	7,577	4,675
Long-term liabilities	9,934	8,830	9,283	6,441	1,166
Total stockholders’ equity	85,056	99,434	121,113	162,287	176,027

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected consolidated financial data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Throughout this discussion and analysis, we discuss our two business segments for financial reporting purposes, Northern and Proton. Northern is our distributed generation systems business segment and Proton is our hydrogen generator business segment. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those anticipated and expressed in such forward-looking statements and as a result of several factors, including the factors described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005 and other Securities Exchange Act filings.

OVERVIEW

We provide products and services for distributed, or on-site, power generation and storage. Using our systems, which produce energy at or near the place where it is used, our customers gain greater control over power quality, costs and management of their energy needs. We design, integrate, construct and maintain power systems using a variety of technologies and energy sources both for grid-connected customers and for customers who need power solutions for remote locations or require more reliable or environmentally benign alternatives to centrally distributed electricity. We also market our hydrogen generators, which produce hydrogen from electricity and water in a clean and efficient process, to domestic and international customers for industrial, utility and research applications. We are developing additional technologies and products for the distributed energy market, including systems that provide backup power and energy storage, hydrogen generators that produce hydrogen for fuel cell vehicles, power network architectures that link diverse power generating sources and advanced wind turbine generators.

Our distributed generation systems produce electricity from conventional fuels and from cleaner, more sustainable sources such as wind, sunlight and biofuels, using reliable power generation technologies integrated with custom controls and power electronics. We have installed over 800 systems in more than 26 countries during over 30 years of operations. Our diverse customer base ranges from those who use our systems in remote applications, such as oil and gas pipelines and telecommunications facilities, to grid-connected customers who use our systems for large commercial office buildings and manufacturing facilities. Our customers include S. C. Johnson & Son, Inc., Equity Office Properties Trust, The Timberland Company and Honeywell International Inc.

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed over 750 hydrogen generators in more than 41 countries over more than five years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in this Annual report on Form 10-K. Our audit committee has discussed our critical accounting policies with management and our independent registered public accounting firm.

Our critical accounting policies include the following:

Revenue Recognition—Product Revenue

All of our product revenue is derived from the operations of our Proton segment. For product sales for which adequate product warranty information exists, we record revenue when a firm sales agreement is in place, delivery has occurred, sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in our product sales agreements include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors, as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs as required by accounting principles generally accepted in the United States, we defer revenue and costs until the expiration of the product warranty period.

We currently defer revenue on HOGEN H series delivered products until the related warranty costs can be reasonably estimated. We only defer production costs on our delivered products to the extent that such production costs are not in excess of the sales price and realization is reasonably assured.

During 2005, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN S Series and our laboratory generators. Therefore, in the first quarter of 2005, we began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment, and in the third quarter of 2005, we began recognizing product revenue related to sales of our HOGEN S-Series hydrogen generators upon shipment.

We also earn revenue from the rental of our HOGEN products. We account for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized monthly over the term of the rental agreement.

Revenue Recognition—Contract Revenue

The majority of our contract revenue is derived from the operations of our Northern segment. Contract costs may be incurred over a period of several months to several years, and the estimation of these costs requires management’s judgment. The long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. As a result, we review and update our costs estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

We derive contract revenues from government-sponsored research and development contracts and from commercial customers. For government-sponsored research and development contracts that are fixed-price, revenue is recognized using the percentage-of-completion method. For fixed-price-incentive, or cost-reimbursement contracts that do not require us to meet specific obligations, revenue is recorded as work is performed. For those research and development contracts that require us to meet specified obligations, including delivery and acceptance obligations, amounts advanced are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue.

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines. For projects with a duration of greater than three months where the Company has the ability to reasonably estimate total project costs to complete, revenue is recognized utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For overhaul contracts, revenue is recorded as work is performed. For maintenance contracts, revenue is recognized over the service period. For all other commercial contracts, the Company recognizes revenue under the completed contract method.

Warranty Costs

Our warranty policy is limited to replacement parts and services and generally expires one year from date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. Estimated warranty obligations are recorded in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical warranty experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should we experience actual repair costs that are higher than the estimated repair costs used to calculate the provision, our results of operations for the period or periods in which such additional costs materialize will be adversely affected.

Inventory

Inventory is recorded at the lower of cost or market value. Cost is determined by the first-in, first-out method. This policy requires us to write down our inventory for the difference between the cost of inventory and the estimated market value to reflect assumptions about future demand and market conditions. If future demand and market conditions become less favorable than anticipated, or, if our ability to realize value on our inventory is less favorable than assumed, additional inventory write-downs may be required.

Goodwill and Intangible Assets

We have adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill, and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are subject to annual impairment testing and will also be tested for impairment between annual tests if changes in circumstances indicate that the carrying amount may be impaired. The annual impairment test compares the carrying values of the reporting unit to its fair value, which is estimated using the Income Approach – Discounted Cash Flow Method, and, if the carrying value is less than its fair value, an impairment is recognized.

Long-Lived Assets

We evaluate potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the carrying amount of long-lived assets is not recoverable based on its undiscounted cash flows. The measurement of impairment loss is then based on the difference between the carrying amount and the fair value of the asset.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As permitted by SFAS No. 123, we have elected to continue to account for stock-based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period.

We account for stock-based compensation issued to non-employees in accordance with SFAS No. 123 and the consensus in Emerging Issues Task Force 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.

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

(A)	presumes exercise is less than fair value

As described below we will change the way we account for stock-based compensation in the first quarter of 2006. As such, a decrease in net income will result.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retroactive application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 provisions are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for us on January 1, 2005 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements and we have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Statement, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. SFAS 123(R) will be effective for us beginning January 1, 2006. We are evaluating the requirements of SFAS 123(R) and anticipate that SFAS 123(R) will have a material impact on our results of operations and loss per share. We are currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of the awards. Currently, we anticipate utilizing the modified prospective application as the transition method. A company that chooses to utilize the modified prospective application will not restate its prior financial statements. Instead, we will apply SFAS 123(R) for new awards granted after the adoption of SFAS 123(R), any portion of awards that were granted after December 15, 1994 that have not vested by the date the company adopts SFAS 123(R), and any outstanding liability awards. We also anticipate utilizing the “straight-line method,” which allocates expense on a straight-line basis over the requisite service period of the entire award. In regards to valuation methods, we anticipate utilizing the “simplified” method for “plain vanilla” options as discussed within Staff Accounting Bulletin (“SAB”) No. 107, and anticipate relying primarily on historical volatility. SFAS 123(R) is effective for us beginning January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 is effective for us for inventory costs incurred beginning January 1, 2006. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Comparison of Years 2005 and 2004

Revenues:

Net revenues	December 31, 2005	December 31, 2004	Increase (decrease)
Contract	$38,148,089	$19,408,230	$18,739,859	97%
Product	6,831,553	3,051,689	3,779,864	124%

Total	$44,979,642	$22,459,919	$22,519,723	100%

The following chart provides comparative contract revenues by operating segment:

Contract revenue	December 31, 2005	December 31, 2004	Increase (decrease)
Northern	$35,808,630	$16,475,819	$19,332,811	117%
Proton	2,339,459	2,932,411	(592,952)	-20%

Total	$38,148,089	$19,408,230	$18,739,859	97%

The increase in Northern’s contract revenue was due to the recognition of revenue on 121 active and/or completed contracts for the year ended December 31, 2005 compared to revenue recognized on 70 active and/or completed contracts in the year ended December 31, 2004. The increased number of contracts resulted in increased contract revenue related to aftermarket sales of $3.5 million, on-site power generation systems of $8.9 million and wind and power systems of $6.0 million. For the year ended December 31, 2005, seven contracts, including two integrated power systems contracts, four on-site power systems contracts and one government-sponsored contract, accounted for approximately $18.7 million or 52% of Northern’s contract revenues. For the year ended December 31, 2004, seven contracts, including one integrated power system, four on-site power systems and two government-sponsored contracts, accounted for approximately $9.5 million or 58% of Northern’s contract revenues.

The decrease in Proton’s contract revenues was mainly due to the completion of contracts with the Naval Air Warfare Center Weapons Division (China Lake Phase II) and the Defense Advanced Research Projects Agency that totaled $1.4 million. This decrease was partially offset by increases from contracts with the Department of Energy and the Missile Defense Agency that totaled $0.8 million of revenue.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	December 31, 2005	December 31, 2004	Increase (decrease)
Hydrogen generators	$6,213,228	$2,696,463	$3,516,765	130%
Rental, service and other	618,325	355,226	263,099	74%

Total	$6,831,553	$3,051,689	$3,779,864	124%

We defer revenue on our HOGEN H series products until the expiration of the product warranty period, which is generally one year from the date of shipment. Accordingly, included in 2005 product revenue is $1.1 million of HOGEN H Series revenue recognized upon expiration of the product warranty. No HOGEN H Series revenue was recognized in 2004 as we began shipping these units as commercial products in the third quarter of 2004.

HOGEN S Series revenue increased from $2.0 million in 2004 to $3.9 million in 2005. In the third quarter of 2005, we determined we had adequate warranty history on HOGEN S series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the revenue recognized in 2005 includes $1.8 million of revenue recognized upon product warranty expiration related to units shipped in 2004, and $2.1 million of revenue related to units shipped in 2005. All of the revenue recognized in 2004 related to revenue recognized upon expiration of the product warranty period.

Our laboratory generator revenue increased from $0.1 million in 2004 to $1.2 million in 2005. In the first quarter of 2004 we began selling our laboratory generators with two-year warranties. As a result, revenue was deferred until the expiration of the warranty period or until we could estimate expected costs of a two-year warranty. In the first quarter of 2005, we determined we had adequate warranty history and began recognizing revenue on our laboratory generators sold with a two-year warranty. The revenue recognized in 2005 includes previously deferred revenue of $0.4 million recognized upon expiration of the warranty and $0.7 million related to units shipped in 2005.

In the second quarter of 2004, we curtailed the production of our HOGEN 380 series generators. Included in 2004 product revenue is $0.5 million related to HOGEN 380 series revenue recognized upon expiration of the product warranty.

The increase in rental, service and other revenue was primarily due to the sale of spare parts and kits related to our HOGEN S and H series units, and was generally attributable to the increase in the number of hydrogen generators in the field.

Costs of revenue:

Cost of revenues	December 31, 2005	December 31, 2004	Increase (decrease)
Contract	$34,192,493	$17,201,528	$16,990,965	99%
Product	6,683,144	4,293,119	2,390,025	56%

Total	$40,875,637	$21,494,647	$19,380,990	90%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues - contract	December 31, 2005	December 31, 2004	Increase (decrease)
Northern	$32,319,628	$14,844,038	$17,475,590	118%
Proton	1,872,865	2,357,490	(484,625)	-21%

Total	$34,192,493	$17,201,528	$16,990,965	99%

The increase in Northern’s cost of contract revenue was due to the previously noted increase in active and/or completed contracts. For the years ended December 31, 2005 and 2004, respectively, the previously noted contracts accounted for approximately $16.2 million and $8.0 million, or 50% and 54%, of the total Northern cost of contract revenue, respectively. Northern’s cost of contract revenue as a percentage of contract revenue remained steady at approximately 90% for the years ended December 31, 2005 and 2004.

The decrease in Proton’s cost of contract revenue was due to the previously noted decrease in contract revenue recognized for the year ended December 31, 2005. Proton’s cost of contract revenue as a percentage of contract revenue remained steady at approximately 80% for the years ended December 31, 2005 and 2004.

The following chart provides comparative cost of product revenues within the Proton segment:

Cost of revenues - product	December 31, 2005	December 31, 2004	Increase (decrease)
Hydrogen generators	$6,067,337	$3,787,232	$2,280,105	60%
Rental, service and other	615,807	505,887	109,920	22%

Total	$6,683,144	$4,293,119	$2,390,025	56%

We defer cost of revenue related to our HOGEN H series products until the expiration of the product warranty period, which is generally one year from the date of shipment, in order to match the timing of recording cost of revenue with the timing of recognition of the related revenue. Accordingly, included in 2005 product cost is $1.1 million of HOGEN H Series cost recognized upon expiration of the product warranty, $0.2 million for product warranty, and $0.3 million related to lower of cost or market adjustments. Included in 2004 HOGEN H Series cost of revenue is approximately $0.6 million related to lower of cost or market adjustments. No cost of revenue was recognized in 2004 related to the HOGEN H Series upon expiration of the product warranty as we began shipping these units as commercial products in the third quarter of 2004.

HOGEN S Series product cost increased from $2.1 million in 2004 to $2.9 million in 2005. All of the cost recognized in 2004 related to costs associated with units whose warranty period had expired. In the third quarter 2005, we determined we had adequate warranty history on HOGEN S series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the cost of product revenues recognized in 2005 includes $1.2 million of cost recognized upon product warranty expiration related to units shipped in 2004 and $1.4 million of cost related to units shipped in 2005. Our gross margin related to this product line increased from 0% in 2004 to 25% in 2005 due to the realization of increased selling prices and manufacturing efficiencies.

Our laboratory generator cost of revenue increased from $0.2 million in 2004 to $1.2 million in 2005. In the first quarter of 2004, we began selling our laboratory generators with two-year warranties. As a result, cost of revenue, like recognition of the related revenue, was deferred until the expiration of the warranty period or until we could estimate expected costs of a two year warranty. In the first quarter of 2005, we determined we had adequate warranty history and began recognizing revenue on our laboratory generators sold with two-year warranties. The cost of revenue recognized in 2005 includes previously deferred cost of $0.5 million and $0.8 million of cost related to units shipped in 2005. Our gross margin associated with this product line was 0% for the years ended December 31, 2005 and 2004.

In the second quarter of 2004, we curtailed the production of our HOGEN 380 series generators. Included in 2004 product cost of revenue is $0.7 million related to the recognition of costs upon expiration of the products warranty.

The increase in rental, service and other cost of revenues was primarily due to the increased spare parts and kit sales related to our HOGEN S and H series units which was generally attributable to the increase in the number of hydrogen generators in the field.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details and the revenue and costs deferred on those unit shipments for the years ended December 31, 2005 and 2004:

Hydrogen generator unit shipments	December 31, 2005	December 31, 2004	Increase (decrease)
S series	33	34	(1)
H series	30	15	15
Laboratory generators	83	81	2

Total	146	130	16

Revenue deferred on units shipped	December 31, 2005	December 31, 2004	Increase (decrease)
S series	$—	$1,814,317	$(1,814,317)
H series	4,033,658	1,313,033	2,720,625
Laboratory generators	—	440,711	(440,711)

Total	$4,033,658	$3,568,061	$465,597

Cost deferred on units shipped	December 31, 2005	December 31, 2004	Increase (decrease)
S series	$—	$1,282,361	$(1,282,361)
H series	3,757,095	1,286,576	2,470,519
Laboratory generators	—	440,276	(440,276)

Total	$3,757,095	$3,009,213	$747,882

The increase in HOGEN H series hydrogen generator units shipped is attributable to the fact that we began shipping these units as commercial products in the third quarter of 2004.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

Research and development	December 31, 2005	December 31, 2004	Increase (decrease)
Employee related	$2,558,814	$3,473,742	$(914,928)	-26%
Project material	1,259,270	1,606,679	(347,409)	-22%
Depreciation and amortization	775,369	987,346	(211,977)	-21%
Other	(534,139)	185,692	(719,831)	-388%

Total	$4,059,314	$6,253,459	$(2,194,145)	-35%

Employee-related costs decreased due to fewer active projects in 2005 and from reduced headcount in the research and development group. Material decreases were primarily the result of a decrease of $0.6 million in HOGEN H series product line development costs, offset by increased costs incurred on Connecticut Clean Energy Fund, or CCEF, programs of $0.2 million. Other costs decreased in 2005 reflecting increased recognition of credits of $1.0 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively, as a result of achieving certain specified milestones on the CCEF programs.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

Selling, general and administrative	December 31, 2005	December 31, 2004	Increase (decrease)
Employee related	$9,315,978	$8,329,559	$986,419	12%
Marketing and advertising	801,759	1,299,916	(498,157)	-38%
Depreciation, amortization and stock based compensation	1,699,145	3,325,023	(1,625,878)	-49%
Legal, consulting and accounting	1,440,213	1,663,883	(223,670)	-13%
Other	3,672,845	3,335,058	337,787	10%

Total	$16,929,940	$17,953,439	$(1,023,499)	-6%

The increased employee-related costs were primarily due to headcount additions at Northern, particularly within the selling function, with the additions of New Jersey, California and Texas office locations, as well as cost-of-living adjustments and increased health care costs incurred in 2005. The decrease in marketing and advertising was generally due to decreased costs associated with the marketing of Proton’s HOGEN H series product. Depreciation, amortization and stock-based compensation decreased due to decreased stock-based compensation costs of $0.4 million and intangible asset amortization cost of $1.2 million, both primarily associated with the Northern acquisition. Northern’s contract backlog intangible asset was fully amortized in November 2004, resulting in $0.1 million per month less amortization expense in 2005 compared to 2004. Legal, consulting and accounting charges reflect a decrease from the year ended December 31, 2004, when we incurred higher expenses primarily for consulting and accounting services associated with Sarbanes-Oxley compliance efforts.

Interest income: Interest income decreased from $1.14 million for the year ended December 31, 2004 to $1.07 million for the year ended December 31, 2005. The decrease resulted from decreased cash and marketable securities balances partially offset by higher average interest rates. The average cash and marketable securities balances for the years ended December 31, 2005 and 2004 were approximately $47.6 million and $66.2 million, respectively. The average interest rates on our cash and marketable securities for the years ended December 31, 2005 and 2004 were approximately 2.3% and 1.7%, respectively.

Interest expense: Interest expense increased from $0.3 million for the year ended December 31, 2004 to $0.5 million for the year ended December 31, 2005. The increase was generally the result of increased interest rates being charged on our debt obligations and a greater amount of average debt outstanding.

Other income: Other income increased for the year ended December 31, 2005 due primarily to rental income of $0.1 million related to the sublease of a portion of our Wallingford, Connecticut office space and our Barre, Vermont facility, offset in part by a $54,000 loss on disposal of assets.

Comparison of the Years 2004 and 2003

The results of operations for 2003 include the full year of Proton’s operations and the period from December 11, 2003 through December 31, 2003 for Northern and Distributed Energy.

Revenues:

Net revenues	December 31, 2004	December 31, 2003	Increase (decrease)
Contract	$19,408,230	$2,965,466	$16,442,764	554%
Product	3,051,689	1,228,682	1,823,007	148%

Total	$22,459,919	$4,194,148	$18,265,771	436%

The following chart provides comparative contract revenues by operating segment:

Contract revenue	December 31, 2004	December 31, 2003	Increase (decrease)
Northern	$16,475,819	$880,225	$15,595,594	1772%
Proton	2,932,411	2,085,241	847,170	41%

Total	$19,408,230	$2,965,466	$16,442,764	554%

The 2004 increase in contract revenue was due to the inclusion of our Northern subsidiary, acquired in December 2003. The increase in Proton’s 2004 contract revenue was attributable to the number of active Proton contracts increasing from eight to ten in the comparable periods, respectively.

The following chart provides comparative product revenues within the Proton segment:

Product revenue	December 31, 2004	December 31, 2003	Increase (decrease)
Hydrogen generators	$2,696,463	$1,012,372	$1,684,091	166%
Rental, service and other	355,226	216,310	138,916	64%

Total	$3,051,689	$1,228,682	$1,823,007	148%

The increase in product revenue was primarily attributable to the recognition of previously deferred revenue of $2.0 million and $0.5 million related to our HOGEN S series and 380 series units, respectively, upon expiration of the product warranty. The recognition of the HOGEN S series and 380 series revenues was offset by a $0.9 million decrease in revenues recognized on our laboratory generator products. We began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, we commenced selling laboratory units with two-year warranties. Accordingly, revenues on such units are being deferred until the expiration of the two-year warranty period or until we could estimate our two-year warranty costs, resulting in decreased laboratory generator revenue during the period. The increase in service, rental and other revenue was primarily attributable to an increased number of rented units in the field and an overall increase in field population.

Costs of revenue:

Cost of revenues	December 31, 2004	December 31, 2003	Increase (decrease)
Contract	$17,201,528	$3,301,170	$13,900,358	421%
Product	4,293,119	2,223,037	2,070,082	93%

Total	$21,494,647	$5,524,207	$15,970,440	289%

The following chart provides comparative cost of contract revenues by operating segment:

Cost of revenues - contract	December 31, 2004	December 31, 2003	Increase (decrease)
Northern	$14,844,038	$984,999	$13,859,039	1407%
Proton	2,357,490	2,316,171	41,319	2%

Total	$17,201,528	$3,301,170	$13,900,358	421%

The increase in cost of contract revenue in 2004 was due primarily to the inclusion of our Northern subsidiary’s contract costs of $14.8 million. Proton’s cost of contract revenue as a percentage of contract revenue decreased from 111% in 2003 to 80% in 2004. Northern’s cost of contract revenue as a percentage of contract revenue decreased from 112% in 2003 to 90% in 2004.

The following chart provides comparative cost of product revenue within the Proton segment:

Cost of revenues - product	December 31, 2004	December 31, 2003	Increase (decrease)
Hydrogen generators	$3,787,232	$1,971,522	$1,815,710	92%
Rental, service and other	505,887	206,295	299,592	145%

Total	$4,293,119	$2,177,817	$2,115,302	97%

The 2004 hydrogen generator product costs include an increase of previously deferred costs of approximately $1.7 million and $0.4 million related to the HOGEN S series and 380 series units, respectively, upon expiration of the product warranty. The recognition of the previously deferred costs on the HOGEN S series and 380 series units was offset by a $1.1 million decrease in costs incurred on our laboratory generator products. We began recording revenue on laboratory generator units upon shipment in the fourth quarter of 2003. These units were sold with a one-year warranty period. During 2004, we commenced selling laboratory units with two-year warranties. Accordingly, like revenue, costs on such units are being deferred until we can estimate our two-year warranty costs. As a result, laboratory generator costs of production and warranty accrual related expenditures decreased during the period. The increase in 2004 also includes an increase of $0.2 million related to lower of cost or market adjustments associated primarily with our HOGEN H series units. Warranty costs (other than laboratory generator units) increased approximately $0.4 million, primarily due to an increase in warranty costs related to our HOGEN 380 units and a reduction in the warranty provision in 2003 of $0.2 million related to our cell stack replacement program.

Rental, service and spare parts costs increased due primarily to an increased number of HOGEN S series units in the field pursuant to efforts by us to grow this part of the business.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details and the revenue and costs deferred on those shipments for the years ended December 31, 2004 and 2003:

Hydrogen generator unit shipments	December 31, 2004	December 31, 2003	Increase (decrease)
S series	34	42	(8)
H series	15	—	15
Laboratory generators	81	86	(5)

Total	130	128	2

Revenue deferred on units shipped	December 31, 2004	December 31, 2003	Increase (decrease)
S series	$1,814,455	$1,725,642	$88,813
H series	1,313,033	—	1,313,033
Laboratory generators	440,711	—	440,711

Total	$3,568,199	$1,725,642	$1,842,557

Cost deferred on units shipped	December 31, 2004	December 31, 2003	Increase (decrease)
S series	$1,282,361	$1,488,043	$(205,682)
H series	1,286,576	—	1,286,576
Laboratory generators	440,276	—	440,276

Total	$3,009,213	$1,488,043	$1,521,170

The increase in HOGEN H series hydrogen generator units shipped is attributable to the fact that we began shipping these units as commercial products in the third quarter of 2004.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

Research and development	December 31, 2004	December 31, 2003	Increase (decrease)
Employee related	$3,473,742	$4,674,081	$(1,200,339)	-26%
Project material	1,606,679	2,398,096	(791,417)	-33%
Depreciation and amortization	987,346	718,085	269,261	37%
Other	185,692	(73,936)	259,628	-351%

Total	$6,253,459	$7,716,326	$(1,462,867)	-19%

Employee-related expenses decreased in 2004 due to headcount reductions, attrition, and fewer active Research and development projects at Proton of $2.0 million, partially offset by the inclusion of Northern’s research and development expenses in 2004 of $0.8 million. Project material costs decreased primarily as a result of decreased active research and development projects at Proton. Depreciation and amortization increased resulting from the capitalization of certain project assets. Other increases resulted from reduced recognition of credits in 2004 of $0.5 million related to our Connecticut Clean Energy Fund agreement, offset by decreases in other overhead expenses.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

Selling, general and administrative	December 31, 2004	December 31, 2003	Increase (decrease)
Employee related	$8,329,559	$4,438,519	$3,891,040	88%
Marketing and advertising	1,299,916	506,709	793,207	157%
Depreciation, amortization and stock based compensation	3,325,023	1,040,274	2,284,749	220%
Legal, consulting and accounting	1,663,883	1,365,526	298,357	22%
Other	3,335,058	2,673,195	661,863	25%

Total	$17,953,439	$10,024,223	$7,929,216	79%

The increased employee-related costs were primarily related to the inclusion of Northern’s costs of $4.3 million, partially offset by decreased personnel expense at our Wallingford, Connecticut location of $0.4 million due to attrition of senior management positions during the first quarter of 2004. These positions were filled later in 2004 or have been eliminated.

The increase in marketing and advertising costs was primarily attributable to the inclusion of Northern’s costs of $0.6 million and increased marketing-related expenditures of approximately $0.1 million related to the introduction of our HOGEN H series product.

Depreciation and amortization and stock-based compensation increased due to the inclusion of Northern’s costs of $2.7 million partially offset by a decrease in stock-based compensation related to our Wallingford, Connecticut location.

Legal, consulting and accounting costs increased as a result of Sarbanes-Oxley compliance efforts totaling $0.5 million, partially offset by decreased legal expenses in 2004 of approximately $0.4 million related to the acquisition of Northern in 2003.

Other expenses increased as a result of including Northern’s costs of $0.6 million for a full year in 2004 and $0.2 million related to certain HOGEN 380 series asset impairment charges related to our decision to curtail production of our HOGEN 380 series hydrogen generators in the second quarter of 2004. These costs were partially offset by a decrease in rent expense related to Proton’s closure of its Rocky Hill, Connecticut facility in 2004.

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

Interest expense. Interest expense increased from $0.2 million for the twelve months ended December 31, 2003 to $0.3 million for the comparable period in 2004. The increase was the result of an increased average debt balance, due primarily to the inclusion Northern’s capital lease obligation.

Liquidity and Capital Resources

Since its inception in August 1996 through December 2005, Proton has financed its operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of December 31, 2005, Distributed Energy had $40.7 million in cash, cash equivalents and marketable securities.

In December 2001, Technology Drive, LLC, a limited liability company wholly owned by Proton, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of Proton’s new facility in Wallingford, Connecticut. As of December 31, 2005, $5,723,632 was outstanding under this agreement, and no more borrowings are expected under the agreement. Under the terms of the loan, the business assets of Technology Drive, LLC, including the land and building, are subject to a lien. The loan agreement was structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converted to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump-sum payment due at the maturity date of December 31, 2006. The note is guaranteed by Proton and bears interest at the one month LIBOR plus 2.375% (6.67% per annum at December 31, 2005). In connection with the construction of its Wallingford, Connecticut facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets. Maturities under the debt at December 31, 2005 are as follows: 2006—$382,800; 2007—$400,200; 2008—$418,200; 2009 and thereafter—$4,522,432.

At December 31, 2005 we have guaranteed approximately $437,000 of performance bonds issued by a financial institution on behalf of Northern. In connection with this guarantee, we have approximately $437,000 held in escrow which is classified as restricted cash on our consolidated balance sheet. Northern, in connection with its facility debt and in support of certain of its commercial contracts, also maintains approximately $150,000 of restricted cash.

In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc., or NPS Condo Association, was formed for the purpose of managing the land, building, and improvements related to Northern’s new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. We transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation, or CVEDC. In consideration, CVEDC secured a $2,790,000 loan from the Vermont Economic Development Authority, or VEDA, to complete the facility and lease back the facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern has guaranteed the CVEDC loan, is responsible for all cost overruns in relation to construction of the new facility, is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. The agreement also contains a material adverse change clause. Maturities under the capital lease obligation at December 31, 2005 are as follows: 2006—$109,387; 2007—$112,715; 2008—$116,143; 2009—$119,675; 2010—$123,316; 2011 and thereafter— $1,979,868.

In October 2005, Northern completed the purchase of a 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, adds capacity for Northern’s growing power systems and product business. Under the purchase, Northern qualified for assistance from VEDA, which together with Vermont’s Merchants Bank provided financing for a substantial portion of the facility, land, and future facility improvements.

VEDA will provide a total of $740,000, at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing with a maturity date of October 6, 2015, which was 4.25% per annum at December 31, 2005. The VEDA debt currently requires 120 monthly payments of $5,567 and a final balloon payment in October, 2015. As of December 31, 2005, Northern has drawn down a total of $461,248 on this loan. The remaining amount is expected to be drawn down in the first quarter of 2006 to be used for the purchase of machinery and equipment and building improvements. Maturities under the obligation at December 31, 2005 are as follows: 2006—$48,471; 2007—$50,572; 2008—$52,763; 2009—$55,050; 2010—$56,779; 2011 and thereafter— $189,732.

Merchants Bank provided $925,000 at a fixed rate of 7.42% per annum. Merchants Bank requires 119 monthly payments of $8,535 beginning November, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015. The loan agreement contains a material adverse change clause. Maturities under the obligation as of December 31, 2005 are as follows: 2006—$35,614; 2007—$38,348; 2008—$41,292; 2009; $44,463; 2010—$47,876; 2011 and thereafter $708,907.

In July 2005, Northern purchased a phone system for their Waitsfield, Vermont and Barre, Vermont facilities and obtained a $157,500 loan with Merchants Bank. The loan bears interest at a fixed rate of 6.87% per annum, with monthly payments of $7,042 for a period of two years. The loan is guaranteed by Distributed Energy. Northern is required to maintain certain levels of insurance and meet certain financial covenants. The agreement also contains a material adverse change clause. Maturities under the obligation as of December 31, 2005 are as follows: 2006—$78,256 and 2007—$48,187.

In August 2005, the Company entered into a sub-lease agreement for approximately 15,000 square feet of office space in its Wallingford, Connecticut location. The sub-lease has a five-year term, which runs through August 31, 2010, with rent payment escalations each year of the agreement. The Company is recognizing the rental income on a straight-line basis over the sub-lease term. The rental income under the terms of the lease are as follows: 2006—$250,368; 2007—$250,368; 2008—$250,368; 2009; $250,368; 2010—$146,048.

In October 2005, the Company entered into a sub-lease agreement for approximately 28,000 square feet of commercial space in its Barre, Vermont location. The sub-lease is on a month-to-month basis and may be terminated by either party with written notice of ninety days. Monthly rental income under the terms of this lease is $8,000 per month.

Cash used in operating activities was $17.8 million for the year ended December 31, 2005 and was primarily attributable to our net loss and increases in accounts receivable, offset by a decrease in billings in excess of costs. Cash used in operating activities was $18.1 million for the year ended December 31, 2004 and was primarily attributable to our net loss and increases in accounts receivable, inventory and deferred costs, decreases in accounts payable and accrued expenses, partially offset by increases in billings in excess of costs.

Cash provided by investing activities was $30.2 million for the year ended December 31, 2005 and was primarily attributable to proceeds from the maturity of marketable securities and a decrease in restricted cash, partially offset by purchases of marketable securities and purchases of fixed assets, including the Barre, Vermont facility. Cash provided by investing activities was $20.0 million for the year ended December 31, 2004 and was primarily attributable to proceeds from the maturity of marketable securities and decreased restricted cash, partially offset by purchases of marketable securities.

Cash provided by financing activities was $2.2 million for the year ended December 31, 2005 and was primarily attributable to borrowings of long term debt by Northern to purchase its manufacturing facility in Barre, Vermont and proceeds from the exercise of stock options and warrants, partially offset by principal repayments of debt. Cash used in financing activities was $215,000 for the year ended December 31, 2004.

We anticipate that our cash and marketable securities on hand as of December 31, 2005 will be adequate to fund our operations, working capital, debt service and capital expenditure requirements for at least the remainder of 2006. Over the remainder of 2006, we expect to continue to fund the production of our hydrogen generators and fund on-going project costs as well as continuing our research and development activities. We cannot assure you that we will not require additional financing to fund our operations or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development, manufacturing, or contract programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

Contractual Obligations

The following is a summary of Distributed Energy’s contractual obligations and rental income from subleased property as of December 31, 2005:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$9,059,230	$1,004,689	$1,862,842	$5,076,651	$1,115,048
Capital lease	3,967,168	274,189	541,366	475,602	2,676,012
Operating leases	766,279	71,142	330,740	264,625	99,772

Total contractual obligations	$13,792,677	$1,350,020	$2,734,948	$5,816,877	$3,890,832

For contractual obligations with variable interest rates, the amounts were calculated assuming the interest rate at December 31, 2005 continues for the remaining life of the obligation.

Rental Income	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Wallingford facility	$1,147,520	$250,368	$500,736	$396,416	$—

Total rental income	$1,147,520	$250,368	$500,736	$396,416	$—

In October 2005, the Company entered into a sub-lease agreement for approximately 28,000 square feet of commercial space in its Barre, Vermont location. The sub-lease is on a month-to-month basis and may be terminated by either party with written notice of ninety days. Monthly rental income under the terms of this lease is $8,000 per month.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest in marketable securities consisting of U.S. government and agency securities that are held by two major banking institutions. Distributed Energy’s marketable securities portfolio of approximately $20.1 million includes one callable agency security with a fair market value totaling approximately $1.1 million. This security generates a higher relative rate of interest for Distributed Energy; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

The following table provides information about the Distributed Energy’s financial instruments, stated at the fair value as of December 31, 2005, that are sensitive to changes in interest rates:

	2006	Total
Investments
Fixed rate investments	$20,064,719	$20,064,719
Average Interest	2.35%

Additionally, we are exposed to market risk due to variable interest rates under our financing arrangements.

At December 31, 2005, we had $5.7 million outstanding under our seven year term note that is subject to a variable interest rate. The note bears interest at one month LIBOR plus 2.375%, which was 6.67% per annum at December 31, 2005. At December 31, 2005, we had $0.5 million outstanding under our ten year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 4.25% per annum at December 31, 2005, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Distributed Energy Systems Corp.:

We have completed integrated audits of Distributed Energy Systems Corp.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Distributed Energy Systems Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

March 9, 2006

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,600,791	$5,989,896
Marketable securities (Note 3)	20,064,719	53,145,106
Current portion of restricted cash (Note 2)	290,373	1,062,549
Accounts receivable, less allowances of $72,772 and $184,948, respectively	8,802,419	5,289,880
Costs in excess of billings on contracts in progress	1,951,226	719,103
Inventories (Note 4)	3,092,784	4,115,269
Deferred costs (Note 7)	4,255,030	3,731,140
Interest receivable	134,127	265,170
Other current assets	1,032,111	891,756

Total current assets	60,223,580	75,209,869

Fixed assets, net (Note 5)	21,858,722	20,244,045
Long-term portion of restricted cash (Note 2)	715,750	419,250
Intangible assets, net (Notes 2, 8 and 10)	3,310,317	3,782,115
Goodwill (Notes 2, 8 and 10)	24,755,962	24,755,962
Other assets, net	281,465	159,488

Total assets	$111,145,796	$124,570,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 11)	$545,141	$366,600
Current portion of capital lease (Notes 5 and 11)	141,448	107,686
Accounts payable	4,773,733	3,742,794
Accrued expenses (Notes 6 and 14)	1,624,771	1,179,140
Accrued compensation	2,290,444	2,036,906
Accrued taxes (Note 14)	402,359	558,642
Billings in excess of costs on contracts in progress	1,159,968	3,590,580
Deferred revenue (Note 7)	4,563,164	4,301,545
Customer advances	654,541	423,629

Total current liabilities	16,155,569	16,307,522

Long term liabilities:
Deferred tax liability (Notes 8 and 15)	564,775	564,775
Deferred revenue	144,168	—
Long-term debt (Note 11)	6,674,802	5,723,632
Long-term portion of capital lease (Notes 5 and 11)	2,550,115	2,541,183

Total liabilities	26,089,429	25,137,112

Commitments and contingencies (Note 14)
Stockholders’ equity (Note 12):
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 37,181,632 and 35,609,794 shares issued and outstanding, respectively	371,817	356,098
Additional paid-in capital	221,111,515	220,129,697
Unearned compensation	(453,980)	(1,023,738)
Accumulated other comprehensive income (Note 3)	(58,683)	(358,087)
Accumulated deficit	(135,914,302)	(119,670,353)

Total stockholders’ equity	85,056,367	99,433,617

Total liabilities and stockholders’ equity	$111,145,796	$124,570,729

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Contract revenue	$38,148,089	$19,408,230	$2,965,466
Product revenue	6,831,553	3,051,689	1,228,682

Total revenues	44,979,642	22,459,919	4,194,148
Cost of revenue
Costs of contract revenue	34,192,493	17,201,528	3,301,170
Costs of production	6,683,144	4,293,119	2,223,037

Total cost of revenue	40,875,637	21,494,647	5,524,207
Gross margin (deficit)	4,104,005	965,272	(1,330,059)
Operating expenses:
Research and development
Depreciation and amortization	775,369	987,346	718,085
Other research and development	3,283,945	5,266,113	6,998,241
Selling, general and administrative
Depreciation and amortization	1,148,370	2,350,269	417,044
Other selling, general and administrative (includes stock based compensation in the amounts of $550,775, $974,754 and $623,230, respectively)	15,781,570	15,603,170	9,607,179

Total operating expenses	20,989,254	24,206,898	17,740,549

Loss from operations	(16,885,249)	(23,241,626)	(19,070,608)
Interest income	1,072,391	1,143,047	2,535,360
Interest expense	(482,996)	(334,768)	(242,756)
Other income	59,559	—	11,458
Loss on foreign exchange	(7,654)	(4,152)	(1,159)

Net loss	$(16,243,949)	$(22,437,499)	$(16,767,705)

Basic and diluted net loss per share	$(0.45)	$(0.63)	$(0.50)

Shares used in computing basic and diluted net loss per share	36,270,986	35,464,988	33,829,983

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount
Balance at December 31, 2002	33,451,084	334,511	242,025,701	(660,166)	1,052,009	(80,465,149)	162,286,906
Issuance of common stock under ESPP	33,436	334	69,717	—	—	—	70,051
Issuance of common stock upon exercises of stock options	468,324	4,683	115,527	—	—	—	120,210
Issuance of common stock for merger consideration	1,404,004	14,040	3,903,131	—	—	—	3,917,171
Issuance of stock options for merger consideration	—	—	4,308,063	(2,280,004)	—	—	2,028,059
Issuance of warrants for merger consideration	—	—	3,751,878	—	—	—	3,751,878
Amortization of unearned compensation	—	—	(117,247)	662,310	—	—	545,063
Issuance of stock option awards	—	—	78,167	—	—	—	78,167
Return of capital	—	—	(33,927,297)	—	—	—	(33,927,297)
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	(989,601)	—	(989,601)	(989,601)
Net loss	—	—	—	—	—	(16,767,705)	(16,767,705)	(16,767,705)

Total comprehensive loss	—	—	—	—	—	—	—	$(17,757,306)

Balance at December 31, 2003	35,356,848	$353,568	$220,207,640	$(2,277,860)	$62,408	$(97,232,854)	$121,112,902

Issuance of common stock under ESPP	63,137	631	114,868	—	—	—	115,500
Issuance of common stock upon exercises of stock options	183,775	1,838	86,616	—	—	—	88,454
Issuance of common stock upon exercises of warrants	6,034	60	(60)	—	—	—	—
Amortization of unearned compensation	—	—	(283,543)	1,254,122	—	—	— 970,579
Issuance of stock option awards	—	—	4,176	—	—	—	4,176
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	(420,494)		(420,494)	(420,494)
Net loss	—	—	—	—	—	(22,437,499)	(22,437,499)	(22,437,499)

Total comprehensive loss	—	—	—	—	—	—	—	$(22,857,993)

Balance at December 31, 2004	35,609,794	$356,098	$220,129,697	$(1,023,738)	$(358,087)	$(119,670,353)	$99,433,617

Issuance of common stock under ESPP	54,295	543	183,826	—	—	—	184,369
Issuance of common stock upon exercises of stock options	784,089	7,841	733,372	—	—	—	741,213
Issuance of common stock upon exercises of warrants	733,454	7,335	83,603	—	—	—	90,938
Amortization of unearned compensation	—	—	(107,114)	569,758	—	—	— 462,644
Issuance of stock option awards	—	—	88,131	—	—	—	88,131
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	299,404		299,404	299,404
Net loss	—	—	—	—	—	(16,243,949)	(16,243,949)	(16,243,949)

Total comprehensive loss	—	—	—	—	—	—	—	$(15,944,545)

Balance at December 31, 2005	37,181,632	$371,817	$221,111,515	$(453,980)	$(58,683)	$(135,914,302)	$85,056,367

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(16,243,949)	$(22,437,499)	$(16,767,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,420,662	3,820,628	1,729,905
Provision for bad debts	29,872	53,929	70,800
Amortization (accretion) of premiums/discounts on marketable securities	(11,546)	466,556	1,329,589
Non-cash stock-based expense	550,775	974,754	623,230
Impairment of assets (Note 2)		184,642	—
Loss on disposal of assets	96,578	—	21,555
(Gain) loss from sale of marketable securities	2,200	—	(11,458)
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	(3,542,410)	(1,991,626)	711
Inventories and deferred costs	524,882	(1,929,421)	711,618
Costs in excess of billings	(1,232,123)	(297,748)	(309,147)
Interest receivable and other current assets	(9,312)	432,492	763,744
Other assets	(148,999)	35,709	(12,740)
Accounts payable and accrued expenses	1,730,108	(1,226,636)	(2,573,892)
Accrued taxes payable	(156,283)	(484,977)	(11,903)
Billings in excess of costs	(2,430,612)	3,431,974	(662)
Deferred revenue and contract advances	636,699	917,019	565,599

Net cash used in operating activities	(17,783,458)	(18,050,204)	(13,870,756)

Cash flows from investing activities:
Purchases of fixed assets	(3,663,884)	(837,174)	(1,753,584)
Proceeds from the sale of fixed assets	4,500	—	10,558
Purchases of marketable securities	(36,387,663)	(78,273,734)	(261,441,061)
Proceeds from maturities and sales of marketable securities	69,776,800	93,814,000	323,504,940
Cash paid for acquisition, including transaction costs, net of cash acquired	—	—	(18,662,166)
Restricted cash	475,676	5,276,435	(5,855,364)

Net cash provided by investing activities	30,205,429	19,979,527	35,803,323

Cash flows from financing activities:
Borrowings from long-term debt	1,685,370	20,757	—
Debt principal payments	(512,965)	(439,607)	(335,400)
Proceeds from sale of common stock, net	184,369	115,500	70,051
Proceeds from exercise of stock options	741,213	88,455	120,210
Proceeds from exercise of warrants	90,938	—	—
Return of capital	—	—	(33,927,297)

Net cash provided by (used in) financing activities	2,188,925	(214,895)	(34,072,436)

Net increase (decrease) in cash	14,610,896	1,714,428	(12,139,869)
Cash and cash equivalents at beginning of year	5,989,896	4,275,468	16,415,337

Cash and cash equivalents at end of year	$20,600,792	$5,989,896	$4,275,468

Cash paid during the year for interest	$482,996	$312,985	$242,210

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

On December 10, 2003, Distributed Energy announced the completion of its acquisition of Northern (the “Acquisition”). The acquisition was accounted for as a purchase of Northern by Distributed Energy; Proton was merged into Distributed Energy as a subsidiary. As part of the acquisition, each outstanding share of Proton was exchanged for a share of Distributed Energy common stock. At the close of the market on December 10, 2003, the NASDAQ National Market ceased trading of Proton shares. Effective December 11, 2003, NASDAQ began trading shares of Distributed Energy on the National Market under the ticker symbol “DESC.” The results of operations of Northern have been included in the financial statements of the Company as of December 11, 2003.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Distributed Energy and its wholly owned subsidiaries, Proton and Northern, after elimination of significant intercompany transactions. The financial statements of Proton include the accounts of its wholly owned limited liability company, Technology Drive LLC, after elimination of significant intercompany transactions. The financial statements of Northern include the accounts of its 50%-owned corporation, NPS Condo Association, after elimination of significant intercompany transactions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, Distributed Energy evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete contracts and valuation allowances (specifically inventory lower-of-cost-or-market and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions; assumptions used in valuing stock-based compensation instruments, evaluation of loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ materially from these estimates. Distributed Energy bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Revenue Recognition

The Company generates revenue from two principal sources: product sales and long-term contracts.

Product Revenue:

For product sales for which adequate product warranty information exists, the Company records revenue when a firm sales agreement is in place, delivery has occurred, sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in the Company’s product sales agreements include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs as required by accounting principles generally accepted in the United States of America, the Company defers revenue and costs until the expiration of the product warranty period.

The Company currently defers revenue on HOGEN H series delivered products until the related warranty costs can be reasonably estimated. The Company only defers production costs on its delivered products to the extent that such production costs are not in excess of the sales price and realization is reasonably assured.

During 2005 the Company determined that it had adequate product warranty information and experience to begin recognizing product revenue related to its HOGEN S Series and its laboratory generators. Therefore, in the first quarter 2005 the Company began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment and in the third quarter 2005 began recognizing product revenue related to sales of its HOGEN S-Series hydrogen generators upon shipment.

In the second quarter of 2004 the Company curtailed the production of its HOGEN 380 series hydrogen generators. The HOGEN 380 series has been partially replaced by the HOGEN H series. At December 31, 2005 no HOGEN 380 units were under warranty. No future sales of HOGEN 380 products are anticipated.

The Company also earns revenue from the rental of its HOGEN products. The Company accounts for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized monthly over the term of the rental agreement. Rental revenue and cost of rental revenue are contained in the product revenue line and cost of production line of the statement of operations, respectively. Rental revenue for the twelve months ended December 31, 2005 and 2004 was approximately $96,000 and $128,000, respectively, costs of these related rentals, which consists primarily of depreciation expense, was approximately $140,000 and $117,000, respectively.

Contract Revenue:

The Company derives contract revenues from government sponsored research and development contracts and from commercial customers. For government sponsored research and development contracts which are fixed price, revenue is recognized using the percentage-of-completion method. For fixed-price-incentive, or cost-reimbursement contracts which do not require the Company to meet specific obligations, revenue is recorded as work is performed. For those research and development contracts which require the Company to meet specified obligations, including delivery and acceptance obligations, amounts advanced are recognized as contract liabilities until such obligations are met. Once the obligations are met, the amounts are recognized as contract revenue.

The Company principally generates commercial contract revenue from projects in its remote infrastructure, on-site generation, and renewable energy field product lines. For projects with a duration greater than three months where the Company has the ability to reasonably estimate total project costs to complete, revenue is recognized utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For overhaul contracts, revenue is recorded as work is performed. For maintenance contracts, revenue is recognized over the service period. For all other commercial contracts, the Company recognizes revenue under the completed contract method.

Adjustments to cost estimates are made periodically and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts accounted for under percentage of completion method in excess of related billings and deferred costs on contracts accounted for under the completed contract method of accounting are shown as current assets. The aggregate of billings on uncompleted contracts accounted for under percentage of completion method in excess of related costs incurred and income recognized and deferred revenue are shown as current liabilities

Shipping and Handling Costs

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

Restricted Cash

As part of the Northern Power Acquisition, approximately $2.9 million of the purchase price was set aside by Distributed Energy in an escrow account, two-thirds of which was paid one year from the acquisition date (December 2004) and the remainder was paid in December, 2005.

At December 31, 2005 and 2004 the Company has approximately $437,000 and $900,000, respectively, of performance bonds issued by financial institutions on behalf of Northern. In connection with these performance bonds, at December 31, 2005 and 2004, the Company has approximately $437,000 and $900,000, respectively, held in escrow which is classified as restricted cash in the consolidated balance sheet. Northern, in connection with its debt facility and in support of certain of its commercial contracts, also maintains approximately $150,000, of restricted cash at December 31, 2005 and 2004.

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

Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005 and 2004 the Company’s investment portfolio consisted of U.S. government and agency securities that are held by two major banking institutions.

Securities are carried at fair value with the unrealized appreciation (loss) reported as a separate component of stockholders’ equity under the caption total comprehensive income (loss). The specific identification method was used to determine cost in computing the unrealized gain or loss. If the Company determines that such losses are other than temporary, they will be charged to earnings.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s long-term debt and capital lease obligation debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as changes in equity other than transactions resulting from investments by owners and distributions to owners.

Detail on unrealized gains and losses and amounts of gains and losses reclassified out of accumulated other comprehensive loss are as follows:

	2005	2004	2003
Net loss	$(16,243,949)	$(22,437,499)	$(16,767,705)
Reclassification adjustments for loss (gain) included in net loss	2,200	—	(11,458)
Unrealized gain (loss) arising during the year	297,204	(420,494)	(978,143)

Total comprehensive loss	$(15,944,545)	$(22,857,993)	$(17,757,306)

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

Goodwill and Intangible Assets

As part of the Acquisition, the Company recorded approximately $24.8 million of goodwill and $5.7 million in intangible assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Intangible assets include acquired technologies, backlog, trade name, and non-compete agreements. Of the $5.7 million in intangible assets, $4.2 million are intangible assets with a useful life ranging from 1-7 years and $1.5 million are intangible assets with indefinite lives. The intangible assets balance, net of amortization, is $3.3 million and $3.8 million at December 31, 2005 and 2004, respectively.

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

The Company has assessed the useful lives of its existing intangible assets, other than goodwill, and believes that estimated useful lives remain appropriate. In addition, the Company has determined that Northern operates as one reporting unit. Management assessed, the fair value of Northern at December 31, 2005 using the Discounted Cash Flow Method. As the fair value of Northern was in excess of the carrying value of Northern, the Company concluded that its goodwill and other intangible assets with indefinite lives was not impaired.

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

The changes in accrued product and service warranties for the years ended December 31, 2003, 2004 and 2005 are as follows:

Balance as of January 1, 2003	$85,935
Warranties assumed in Acquisition	254,681
Warranties issued in 2003	56,418
Adjustments to provision	(14,179)
Warranty claims	(56,565)

Balance as of December 31, 2003	$326,290

Balance as of January 1, 2004	$326,290
Warranties issued in 2004	415,626
Adjustments to provision	57,390
Warranty claims	(526,279)

Balance as of December 31, 2004	$273,027

Balance as of January 1, 2005	$273,027
Warranties issued in 2005	398,653
Adjustments to provision	(36,744)
Warranty claims	(217,242)

Balance as of December 31, 2005	$417,694

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

Concentration of Credit Risks

Concentration of credit risk exists with respect to cash and cash equivalents, accounts receivable, investments, revenue and vendors. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits. In addition, certain critical product components are only available from one source for which the source maintains proprietary rights.

For the years ended December 31, 2005, 2004 and 2003, contract revenue from government-sponsored agencies accounted for approximately 14%, 23% and 29% of total Company revenue, respectively. For the year ended December 31, 2005, there were no significant sales to international customers. For the year ended December 31, 2004 and 2003, sales to one international customer totaled approximately 11% and 18%, respectively. At December 31, 2005 and 2004, accounts receivable from government-sponsored agencies accounted for approximately 16% and 23% of total Company accounts receivable, respectively. At December 31, 2005, there were no individual customer accounts receivables greater than 10% of total receivables. At December 31, 2004, accounts receivable from one customer, Honeywell Inc., accounted for approximately 15% of total Company accounts receivable. For the years ended December 31, 2005, 2004 and 2003, one customer comprised 10%, 10% and 68% of product revenue, respectively. For financial information concerning geographic areas of Distributed Energy’s business, see Note 17 of the notes to the financial statements.

Loss per Share

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods of net loss as recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 2,878,925, 1,790,646, and 389,079 common stock options outstanding for the years ended December 31, 2005, 2004, and 2003, respectively, nor the assumed exercise of 744,786, 50,000 and 50,000 common stock warrants outstanding for the years ended December 31, 2005, 2004, and 2003, respectively, since the effect would be antidilutive for the reporting periods.

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

	2005	2004	2003
Net loss:
As reported	$(16,243,949)	$(22,437,499)	$(16,767,705)
Add: Stock-based employee compensation expense included in net loss	462,644	974,845	542,868
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,839,536)	(5,583,468)	(5,180,606)

Pro forma	$(18,620,841)	$(27,046,122)	$(21,405,443)

Net loss per share, basic and diluted
As reported	$(0.45)	$(0.63)	$(0.50)

Pro forma	$(0.51)	$(0.76)	$(0.63)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30,” or (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retroactive application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 provisions are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal year ending December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

We are evaluating the requirements of SFAS 123(R) and anticipate that SFAS 123(R) will have a material impact on our results of operations and loss per share. We are currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of the awards. Currently, we anticipate utilizing the modified prospective application as the transition method. A company that chooses to utilize the modified prospective application will not restate its prior financial statements. Instead, we will apply SFAS 123(R) for new awards granted after the adoption of SFAS 123(R), any portion of awards that were granted after December 15, 1994 that have not vested by the date the company adopts SFAS 123(R), and any outstanding liability awards. We also anticipate utilizing the “straight-line method,” which allocates expense on a straight-line basis over the requisite service period of the entire award. In regards to valuation methods, we anticipate utilizing the “simplified” method for “plain vanilla” options as discussed within Staff Accounting Bulletin (“SAB”) No. 107, and anticipate relying primarily on historical volatility. SFAS 123(R) is effective for us beginning January 1, 2006.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” but does carry forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1. The review for other-than-temporary impairment as described within FSP FAS 115-1 and FAS 124-1 includes reviewing for impairment indicators that include, but are not limited to the following: the nature of the investment, the cause(s) of the impairment, the severity and duration of the impairment, significant deterioration in credit rating, the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, etc. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005, although earlier application is permitted. Since we have been reviewing investments for other-than-temporary impairment at each reporting period, and that review process has been consistent with the guidance provided by FSP FAS 115-1 and FAS 124-1, the adoption of this guidance is not anticipated to have a material impact on us.

3.	MARKETABLE SECURITIES

The following tables summarize investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. government securities	$20,123,401	$—	$(58,682)	$20,064,719

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
U.S. government securities	$53,503,193	$—	$(358,087)	$53,145,106

As of December 31, 2005 and 2004, the approximate fair values of marketable securities by maturity date are as follows:

	2005	2004
Less than one year	$20,064,719	$42,094,506
One to five years	—	11,050,600

	$20,064,719	$53,145,106

Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity. Proceeds from the sale of securities in 2005, 2004, and 2003 totaled $2,002,573, $0 and $14,748,456 respectively. The cost was determined using the specific identification method and the resulting realized (losses) gains were ($2,200), $0, and $11,458, respectively. At December 31, 2005, the Company had one callable agency security with a fair market value totaling approximately $1.1 million. This security generates a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date. Additionally, no investments were called at par in 2005.

As of December 31, 2005, none of the Company’s investments were determined to be other than temporarily impaired.

4.	INVENTORIES

Inventories are as follows:

	December 31,
	2005	2004
Raw materials	$1,596,413	$2,047,443
Work in process	1,083,747	1,458,574
Finished goods	412,624	609,252

	$3,092,784	$4,115,269

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $568,298 and $477,812 at December 31, 2005 and 2004, respectively.

5.	FIXED ASSETS

	December 31,
	2005	2004
Land	$2,663,712	$2,248,971
Buildings	12,124,027	10,568,016
Machinery and equipment	4,265,636	3,848,990
Leasehold improvements	441,235	368,225
Assets under capital lease	4,779,138	4,490,065
Office furniture, fixtures and equipment	4,229,873	3,626,980
Rental equipment	191,158	296,180
Construction in process	303,771	209,596

	28,998,550	25,657,023
Less: accumulated depreciation	(7,139,828)	(5,412,978)

	$21,858,722	$20,244,045

Depreciation expense was $1,799,381, $1,916,583, and $1,548,871 for the years ended December 31 2005, 2004 and 2003, respectively. Amortization of assets under capital lease for the years ended December 31, 2005, 2004 and 2003 was $157,976, $143,134 and $7,650, respectively. Accumulated amortization of assets under capital lease at December 31, 2005, 2004 and 2003 is $308,760, $150,784 and $7,650, respectively. The carrying value of rental equipment at December 31, 2005 and 2004 is $111,533 and $168,975, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
Accrued warranty	$417,694	$273,027
Accrued purchases	497,451	557,717
Other accruals	709,626	348,396

	$1,624,771	$1,179,140

7.	DEFERRED COSTS AND REVENUE

Product Revenue

In the fourth quarter of 2002, the Company discovered performance issues relating to the operation of cell stacks and associated sensors in its HOGEN S series units. The Company’s investigation of these issues revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, the Company determined that recognizing revenue on delivery of its HOGEN S series units was no longer appropriate because of the significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within its HOGEN S series generators. The Company has made modifications to the cell stack design to improve its performance and will defer product revenue until either the expiration of the warranty period or the Company determines it has compiled sufficient warranty history to estimate the warranty costs. As such, product revenue from HOGEN S series deliveries made from the fourth quarter of 2002 to the third quarter of 2005 had been deferred until the expiration of the product warranty period. In third quarter

2005 the Company determined that it had adequate warranty information and experience to begin recognizing product revenue upon shipment. Accordingly, $1.8 million of previously deferred revenue was recognized 2005.

In the fourth quarter of 2003, the Company determined that it had adequate product warranty information and experience to begin recognizing product revenue related to sales of its laboratory hydrogen generators upon shipment. As a result, in 2003 the Company recognized previously deferred revenue of $378,000. In the first quarter of 2004, the Company began selling its laboratory hydrogen generators with two-year warranties. Accordingly, revenues and costs on units with two year warranties were deferred until the Company determined that it had adequate product warranty information and experience to estimate its two year warranty costs. In the first quarter of 2005 the company began recognizing revenue related to the sales of its laboratory generators upon shipment once sufficient experience had been obtained. Accordingly, $437,000 of previously deferred revenue was recognized in the first quarter of 2005.

The Company will continue to defer revenue on shipments of its HOGEN H series products until the expiration of the products warranty period or until the Company has determined adequate warranty information and experience. The Company had deferred product revenue of $4.2 million and $3.6 million as of December 31, 2005 and 2004 respectively. The Company had deferred product costs of $3.9 million and $3.1 million as of December 31, 2005 and 2004 respectively.

Contract Revenue

The Company principally generates contract revenue from commercial contracts as well as government-sponsored research and development contracts. For projects which do not require the Company to meet specific delivery and acceptance obligations and whose duration is expected to be greater than 3 months, the Company recognizes revenue utilizing the percentage-of-completion method, which is based on the relationship of costs incurred to total estimated contract costs. For all other contracts, the Company recognizes revenue under the completed contract method. Adjustments to cost estimates are made periodically and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts accounted for under percentage of completion method in excess of related billings and deferred costs on contracts accounted for under the completed contract method of accounting are shown as current assets. The aggregate of billings on uncompleted contracts accounted for under percentage of completion method in excess of related costs incurred and income recognized and deferred revenue are shown as current liabilities. At December 31, 2005 and 2004 deferred costs related to contracts being accounted for under the completed contract method were $342,495 and $626,113, respectively. At December 31, 2005 and 2004 deferred revenue related to contracts being accounted for under the completed contract method was $544,742 and $721,224.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion is as follows:

	December 31,
	2005	2004
Costs incurred and estimated earnings on contracts in progress	$25,785,091	$16,825,598
Less: billings to date	24,993,833	19,697,075

Costs and earnings in excess of (less than) billings, net	$791,258	$(2,871,477)

	December 31,
	2005	2004
Costs in excess of billings on contracts in progress	$1,951,226	$719,103
Billings in excess of costs on contracts in progress	(1,159,968)	(3,590,580)

Costs and earnings in excess of (less than) billings, net	$791,258	$(2,871,477)

8.	ACQUISITION

On December 10, 2003, Distributed Energy acquired Northern in exchange for 0.68 of a share of Distributed Energy common stock for each outstanding share of Northern’s common stock, an amount of cash ranging from $3.74 to $5.84 per share for each outstanding share of Northern’s common or preferred stock based on the respective elections made by the stockholders, options to purchase 2.01 shares of Distributed Energy common stock for each Northern common stock option outstanding, and warrants to purchase 0.51 shares of Distributed Energy common stock per outstanding share of Northern common and preferred stock and per share of outstanding stock subject to options (except those series D preferred shareholders that elected cash consideration only). These financial statements give effect to the mergers using the purchase method of accounting, a fair value of Distributed Energy common stock of $2.79, and based upon the:

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

The amortizable intangible assets consisting of completed technologies, contract backlog, and non-compete agreements have useful lives not exceeding seven years. Due to an assumed indefinite life, the $1,450,000 acquired intangible asset Northern trade name will not be amortized and will be tested for impairment at least annually. At December 31, 2005, there was no impairment of the Northern trade name and it continues to have an indefinite life.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired less liabilities assumed. In accordance with current accounting standards, the goodwill is not being amortized and is tested for impairment annually as required by SFAS No. 142. Goodwill and other identifiable intangible assets are not deductible for tax purposes. At acquisition, deferred tax liabilities of $2,295,539 were established for the difference between the assigned values of the acquired assets and liabilities, except goodwill, and their respective tax basis. The tax effects of the temporary differences of tangible and amortizable intangible assets of $1,730,764 have been offset by the recognition of deferred tax assets for the tax effects of the carry forward losses of Northern.

The completed technologies intangible asset set forth above, all valued utilizing the Income Approach – Avoided Cost Method (the value of the Completed Technology is the estimated after-tax cost that would be incurred in the construction of new technology assuming an effective tax rate of 40%), consists of the following:

•

NW100 Technology: Northern developed the 100 kilowatt direct drive turbine in conjunction with NASA, the National Science Foundation and the Department of Energy to serve the needs of remote and isolated distributed generation systems located in extreme environments. The technology has an estimated remaining useful life of seven years.

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

•

Power Electronics: Northern has developed advanced power electronics equipment capable of networking distributed generation equipment together into high reliability local power networks. The estimated remaining useful life of the power electronics technology was seven years.

Contract backlog: Northern’s contract backlog consists of contracts for integration services related to Northern’s Industrial Infrastructure, Distributed Generation, Renewable Energy, and Energy Technology Laboratory markets. The Income Approach—Discounted Cash Flow Method – was used to value Contract Backlog. A 14% discount rate was utilized, based on Northern’s weighted average cost of capital reduced 4% due to the assumption of the asset being less risky due to its contractual nature. The estimated average remaining economic life of the Contact Backlog was one year.

Northern Trade Name: Trade names are considered to be important intangibles associated with the sales appeal and marketing of certain products and services. The Income Approach – Relief from Royalty Method—was used to value the Trade Name. The fair value of the Trade Name is represented by the present value of the stream of future estimated after-tax royalty payments, discounted at an 18% risk adjusted rate of return. Trade Name is assumed to have an indefinite life, based on management’s intention to continue using the Northern name for the foreseeable future.

Non-Compete/Non-Solicit Agreements: In connection with the Acquisition, Messrs. Clint Coleman, Dan Reicher, and Jonathan Lynch entered into both Non-Compete and Non-Solicit Agreements (the “Agreement”) with Proton. The fair value of each individual’s Agreement was valued utilizing the Lost Profits Method. An 18% discount rate, based on Northern’s weighted average cost of capital, was utilized in calculating the value of each Agreement. The estimated remaining useful life of each Agreement was five years.

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

The results of operations of the acquired business have been included in the consolidated financial statements of the Company since the date of acquisition, which includes the estimated impact of depreciation and amortization of acquired assets. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Northern occurred on January 1, 2003.

For the year ended 2003
Revenues:
Proton	$3,313,923
Northern	23,405,058
Other	(49,311)

Total revenues	$26,669,670
Net loss	$(27,706,072)
Net loss per share basic and diluted	$(0.79)

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the period.

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and identifiable intangible assets recorded on the balance sheet of Northern, the reportable segment to which all goodwill and intangibles of the Company are assigned, as of December 31, 2005 are comprised of the following:

	Gross Amount	Accumulated Amortization December 31,
		2005	2004
Amortizable intangible assets
NW100 Technology	$2,270,000	$(675,595)	$(351,312)
Software Tools	70,000	(48,611)	(25,272)
Fleet Monitoring Software	150,000	(150,000)	(81,250)
Power Electronics	290,000	(86,310)	(44,876)
Contract Backlog	1,370,000	(1,370,000)	(1,370,000)
Non-Compete Agreements	70,000	(29,167)	(15,175)

	$4,220,000	$(2,359,683)	$(1,887,885)

Unamortizable intangible assets
Northern Trade Name	$1,450,000

Unamortizable goodwill	$24,755,962

Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was $471,798 and $1,733,881 and $154,004, respectively. The weighted average life of the amortizable intangible assets acquired was approximately 57 months at December 10, 2003. The expected aggregate amortization expense for each of the next five years is as follows:

2006	401,104
2007	379,716
2008	378,549
2009	365,712
2010	335,236

$1,860,317

11.	DEBT

Long-term debt consists of the following at December 31:

	2005	2004
Wallingford, Connecticut facility mortgage	5,723,632	6,090,232
VEDA Barre, Vermont facility mortgage	453,368	—
Merchants Bank Barre, Vermont facility mortgage	916,500	—
Merchants Bank equipment loan	126,443	—

	7,219,943	6,090,232
Less current portion	545,141	366,600

	6,674,802	5,723,632

Future maturities in aggregate under these debt obligations at December 31, 2005 are as follows:

2006	545,141
2007	537,307
2008	512,256
2009	4,621,945
2010	104,656
2011 and thereafter	898,639

7,219,943

Wallingford, Connecticut facility:

In December 2001, Technology Drive LLC, a limited liability company, wholly owned by Proton, entered into a $6,975,000 loan agreement with a major financial institution, in connection with the construction of Proton’s new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement was structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converted to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009. The note is guaranteed by Proton Energy Systems, Inc., the managing member of Technology Drive LLC, and bears interest at the one-month LIBOR plus 2.375% (6.67% at December 31, 2005).

At December 31, 2005, $5,723,632 is outstanding under the note. The Company is required to comply with certain covenants including the maintenance of adequate insurance coverage and a liquidity covenant requiring the Company to maintain cash and marketable securities of not less than $20 million. The loan contains certain subjective acceleration clauses, which upon the occurrence of an adverse change in the Company’s financial position may cause amounts due under each of the agreements to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the scheduled repayment dates. In connection with the loan facility, the Company incurred approximately $216,000 of loan origination costs. These costs are being amortized over the term of the loan. Amortization expense for each of the years ended December 31, 2005, 2004 and 2003 was $27,000. Maturities under the obligation at December 31, 2005 are as follows: 2006—$382,800; 2007—$400,200; 2008—$418,200; 2009—$4,522,432.

Barre, Vermont facility:

In October 2005, Northern completed the purchase of a 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, adds capacity for Northern’s growing power systems and product business. Under the purchase, Northern qualified for assistance from the Vermont Economic Development Authority, or VEDA, which together with Vermont’s Merchants Bank provided financing for a substantial portion of the facility, land, and future facility improvements.

VEDA will provide a total of $740,000, at a variable rate of equal to two percentage points less than VEDA’s prevailing rate for taxable financing with a maturity date of October 6, 2015, 4.25% at December 31, 2005. The VEDA debt currently requires 120 monthly payments of $5,567 and a final balloon payment in October, 2015. As of December 31, 2005, Northern has drawn a total of $461,248 on this loan. The remaining amount is expected to be drawn in the first quarter of 2006 to be used for the purchase of machinery and equipment and building improvements. The loan is collateralized by the Barre, Vermont property. Maturities under the obligation at December 31, 2005 are as follows: 2006—$48,471; 2007—$50,572; 2008—$52,763; 2009—$55,050; 2010—$56,779; 2011 and thereafter— $189,732.

Merchants Bank provided $925,000 at a fixed rate of 7.42%. Merchants Bank requires 119 monthly payments of $8,535 beginning November, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015. The loan agreement contains a material adverse change clause and is collateralized by the Barre, Vermont property. Maturities under the obligation as of December 31, 2005 are as follows: 2006—$35,614; 2007—$38,348; 2008—$41,292; 2009 $44,463; 2010—$47,876; 2011 and thereafter $708,907.

Fixed assets:

In July 2005, Northern purchased a phone system for their Waitsfield and Barre facilities and obtained a $157,500 loan with Merchants Bank. The loan bears interest at a fixed rate of 6.87 % with monthly payments of $7,042 for a period of 2 years. The loan is guaranteed by Distributed Energy Systems. Northern is required to maintain certain levels of insurance and meet certain financial covenants. The agreement also contains a material adverse change clause. Maturities under the obligation as of December 31, 2005 are as follows: 2006—$78,256 and 2007—$48,187.

Capital Lease Obligations:

In 2002, Northern began construction of a new facility. In March 2003, Northern entered into a financing agreement with the Vermont Economic Development Authority (VEDA) regarding the purchase, construction, sale, and lease of a new facility. In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc. (NPS Condo Association), was formed for the purpose of managing the land, building, and improvements related to the new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. Northern transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation (CVEDC). In consideration, CVEDC secured a $2,790,000 loan from VEDA to complete the facility and lease back such facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern has guaranteed the CVEDC loan, is responsible for all cost overruns in relation to construction of the new facility, is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. The agreement also contains a material adverse change clause. At December 31, 2005, $2,561,103 is outstanding under the note. The asset and related obligation is treated as a capital lease.

During 2005 Northern entered into capital lease agreements on vehicles to be used primarily by its service organization. The original principal amount of these leases is equal to $141,623. The leases are for a term of 48 months with interest rates ranging from 5.7% to 10.6%. At December 31, 2005, $130,460 is outstanding under these leases.

Total	payments under the capital leases are as follows:

2006	274,187
2007	271,389
2008	269,975
2009	250,919
2010	224,683
2011 and thereafter	2,676,012

total payments	3,967,165
less interest portion	(1,275,602)

2,691,563

12.	CAPITAL STRUCTURE

Preferred Stock

The Company has a class of 5,000,000 authorized but undesignated shares of preferred stock, par value $.01. No preferred shares have been issued.

Common Stock

The Company has authorized 65,000,000 shares of common stock, par value $.01 per share.

In February 1998 in connection with a customer-sponsored research and development contract, Proton issued a warrant to purchase 50,000 shares of its common stock at a purchase price of $1.10 per share. The fair value of the warrant was estimated using the Black-Scholes valuation method. The value was not considered significant. In December 2005, this warrant was exercised in full, resulting in the issuance of 50,000 shares of unregistered common stock.

In December 2003 in connection with the Northern acquisition, the Company issued 1,404,004 shares of common stock to the shareholders of Northern. In addition, warrants to purchase 2,145,227 shares of the Company’s common stock (“acquisition warrants”) at a purchase price of $2.80 per share were also issued to Northern shareholders and option holders. The fair value of the acquisition warrants estimated using the Black-Scholes valuation method was determined to be approximately $3,752,000, and was included in determining the calculation of the purchase price. The acquisition warrants are immediately exercisable and expire December 10, 2006. During the years 2005 and 2004, 1,360,605 and 39,833 acquisition warrants were exercised utilizing the cashless exercise feature of the warrant, resulting in the issuance of 683,454 and 6,034 shares of common stock respectively.

The acquisition warrants issued to Northern optionholders are subject to the Escrow Agreement issued in connection with the Northern acquisition. Two-thirds of these acquisition warrants were released from Escrow December 10, 2004. The remaining one-third was for released from Escrow on December 10, 2005.

13.	EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Stock Option Plan

The Company has four stock option plans: the Proton 1996 Stock Option Plan (the “1996 Plan”), the Northern 1998 Stock Option Plan (the “1998 Plan”), the Proton 2000 Stock Option Plan (the “2000 Plan”)

and the 2003 Stock Incentive Plan (the “2003 Plan”) (collectively the “Plans”). The Company has reserved a total of 8,600,000 shares of common stock for issuance under the 1996, 1998, 2000 and 2003 Plans. Together the Plans provide for the grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to its employees, officers, directors, consultants and advisors. As determined by the Board of Directors, options are generally granted at the fair market value of the common stock at the time of grant. However, the Board of Directors has determined that the exercise price for each incentive stock option shall not be less than the fair market value of the common stock at the time the incentive stock option is granted. Options generally vest ratably over four to five years and expire ten years from the date of grant.

A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 under the Plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002 (1,409,010 exercisable)	3,941,525	$7.49
Granted	2,142,651	0.88
Exercised	(468,324)	0.26
Cancelled or forfeited	(518,480)	8.97

Outstanding at December 31, 2003 (2,371,376 exercisable)	5,097,372	5.22
Granted	1,017,251	2.80
Exercised	(183,775)	0.48

Cancelled or forfeited	(1,097,045)	4.54
Outstanding at December 31, 2004 (3,130,950 exercisable)	4,833,803	5.05
Granted	686,661	3.62
Exercised	(784,089)	0.95
Cancelled or forfeited	(177,521)	3.58

Outstanding at December 31, 2005 (3,264,031 exercisable)	4,558,854	$5.60

In connection with the grant of certain stock options to employees during 2000 and 1999, the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and was amortized over the vesting periods of the related options. During the years ended December 31, 2004, and 2003, the Company recorded non-cash compensation expense relating to these options totaling $128,064, and $400,255, respectively. At December 31, 2004, the unearned compensation balance related to these option grants was $0, as all the options were fully vested.

In connection with the grant of certain stock options to Northern optionholders as part of the merger consideration on December 10, 2003 (the “merger options”), the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to merger options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and is being amortized over the vesting periods of the related merger options. During the years ended December 31, 2005, 2004 and 2003 the Company recorded non-cash compensation expense relating to these merger options totaling $462,644, $846,781 and $142,613, respectively. At December 31, 2005 and 2004 the unearned compensation balance related to the merger options was $453,980 and $1,023,738, respectively.

The following table summarizes additional information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 0.05 —$ 0.15	307,527	3.52	$0.08	307,527	$0.08
0.35 — 0.37	644,729	5.74	0.37	394,599	0.36
0.50 — 1.62	106,244	8.23	1.50	11,744	0.52
1.67 — 2.90	1,078,504	8.49	2.63	457,509	2.65
2.94 — 3.41	602,081	7.75	3.23	352,847	3.18
3.43 — 7.38	677,437	6.17	6.18	629,519	6.22
7.50 — 12.88	465,332	5.61	10.01	433,286	10.13
12.95— 16.88	21,500	4.97	14.90	21,500	14.90
17.00— 17.00	655,000	4.75	17.00	655,000	17.00
24.13— 24.13	500	4.79	24.13	500	24.13

	4,558,854	6.47	$5.60	3,264,031	$6.83

The following table summarizes additional information about stock options granted during 2005, 2004 and 2003, respectively:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2005 Options granted with an exercise price:
Equal to fair market value	661,661	$3.53	$2.56
Price greater than fair value	20,000	7.50	5.40
Price less than fair value	5,000	0.37	4.17

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2004 Options granted with an exercise price:
Equal to fair market value	1,017,251	$2.80	$2.12

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2003 Options granted with an exercise price:
Equal to fair market value	528,200	$2.85	$2.18
Price less than fair value	1,614,451	0.23	2.67

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk free interest rate	3.72%-4.45%	3.07%-3.87%	2.58%-3.27%
Expected dividend yield	None	None	None
Expected life of option	5 years	5 years	5 years
Expected volatility	91%	100%	100%

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 was $2.53, $2.12, and $2.55, respectively.

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

During the years ended December 31, 2005, 2004 and 2003 the Company granted fully vested, non-qualified stock options with a ten-year term, to non-employees to purchase 22,367, 2,000 and 34,500 shares of common stock, respectively. The Company recognized compensation expense based on the fair value of these options of $88,130, $4,176 and $78,167, respectively, for the years ended December 31, 2005, 2004 and 2003.

2000 and 2003 Employee Stock Purchase Plan

The Company has two Employee Stock Purchase Plans: the 2000 Employee Stock Purchase Plan (the “2000 ESPP Plan”) and the 2003 Employee Stock Purchase Plan (the “2003 ESPP Plan”) (collectively the “ESPP Plans”). A total of 550,000 shares of common stock are available for issuance under these ESPP Plans. Eligible employees can purchase common stock pursuant to payroll deductions at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each three-month offering period. Employee contributions are limited to 10% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code. As of December 31, 2005, 2004, and 2003, 54,295, 63,137 and 33,436 shares of common stock were issued for proceeds of approximately $184,369, $115,500 and $70,051, respectively. The Board of Directors of the Company determined that no additional shares will be issued under the 2000 ESPP Plan after December 31, 2003. As of December 31, 2005, 350,782 shares remained available for future issuance under the 2003 ESPP Plan.

401(k) Plan

In 1997, the Company established a 401(k) plan covering substantially all of its employees, subject to certain eligibility requirements. Participants have the option of contributing up to 15% of their annual compensation. In January 2002, the Company adopted a 50% match of employee contributions up to 6% of compensation. Employer matching contributions for the years ended December 31, 2005, 2004, and 2003 approximated $394,000, $301,000 and $183,000, respectively.

14.	COMMITMENTS AND CONTINGENCIES

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

Also in 2001, Proton entered into an agreement with the Connecticut Clean Energy Fund (“CCEF”). The agreement provides Proton with financial assistance for up to $1.5 million, $600,000 under Phase I and $900,000 under Phase II of the agreement, to accelerate commercial deployment of the UNIGEN backup power unit. Proton is required to repay CCEF 110% of the amounts advanced by them under the agreement beginning at such time as revenues from UNIGEN products reach $25 million annually. Prior to the achievement of milestones described in this agreement, these funds were subject to repayment provisions based upon the occurrence of certain events. These events include a failure to maintain a Connecticut presence, the purchase of a controlling interest in Proton by a third party, the sale of substantially all of Proton’s assets, the consolidation or merger of Proton with a third party, or the granting of the exclusive license to a third party to manufacture or use the UNIGEN product line. Because of these repayment provisions, Proton records funds received as liabilities until it achieves the contract milestones, at which time such amounts are recognized as reductions in related costs and expenses.

In addition to Phase I and Phase II, CCEF agreed in September 2004 to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5 kilowatt Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut. In October 2004, CCEF agreed to provide $485,000 of funding for a 15 kilowatt RFC Backup Power unit for Wallingford Electric, and $418,000 of funding for an upgrade to an existing RFC system at Mohegan Sun Casino’s Energy, Environment, Economics, and Education Center. The following table sets forth the customer advances and milestone achievements utilized to offset certain costs and expenses incurred related to the UNIGEN product for the three years ended December 31, 2005:

CCEF Advance Balance
December 31, 2002	—
Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Warranty

In October 2002, Proton learned of problems with sensor modules in its HOGEN S series units at customer locations that might have been affected by moisture blockage, thereby impairing the sensor’s ability to detect the presence of hydrogen in the oxygen gas stream. Further investigation of these units revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. To address these problems, the Company contacted all of its HOGEN S series customers and arranged appropriate sensor testing and modifications. Since the initial recognition of this issue, the Company has replaced all but one last HOGEN S series sensor and cell stack component in the field, and has completed the development and implementation of design changes to prevent these and similar problems in the future. Total expenditures related to this program amounted to $0, $0 and $1,873,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Adjustments to the provision amounted to $18,000, $0 and $197,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004 there was $0 and approximately $23,000 accrued related to these costs.

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire October 15, 2010; the employment threshold clause is subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Agreement, plus a 7.5% penalty). Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets. The Company does not anticipate meeting the employment threshold recapture clause by the compliance date of December 31, 2006 and as such has accrued $143,000 during the fourth quarter of 2005 for possible tax repayments and penalties.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $402,000 and $559,000 for certain state income and sales tax contingencies for which there may be exposure at December 31, 2005 and 2004, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

Legal Proceedings

Between July 3, 2001 and August 29, 2001, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against Proton and several of its officers and directors as well as against the underwriters who handled the September 28, 2000 initial public offering of common stock, or IPO. All of the complaints were filed allegedly on behalf of persons who purchased Proton’s common stock from September 28, 2000 through and including December 6, 2000. The complaints are similar, and allege that Proton’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. On April 19, 2002, a single consolidated amended complaint was filed, reiterating in one pleading the allegations contained in the previously filed separate actions, including the alleged class period of September 28, 2000 through and including December 6, 2000. On July 15, 2002 Proton joined in an omnibus motion to dismiss the lawsuits filed by all issuer defendants named in similar actions which challenges the legal sufficiency of the plaintiffs’ claims, including those in the consolidated amended complaint. Plaintiffs opposed the motion and the court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued an opinion and order, granting in part and denying in part the motion to dismiss as to Proton. In addition, in August 2002, the plaintiffs agreed to dismiss without prejudice all of the individual defendants from the consolidated complaint. An order to that effect was entered by the court in October 2002.

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. The settlement provides, among other things, for a release of Proton and the individual defendants for the conduct alleged in the amended complaint to be wrongful. Proton has agreed to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the settlement is expected to be borne by our insurers. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

Operating Leases

Rent expense under the non-cancelable operating leases was approximately $119,000, $243,000 and $243,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum lease payments under the noncancelable leases at December 31, 2005 are as follows:

2006	178,304
2007	152,436
2008	147,463
2009	117,162
2010	99,772

Total	695,137

15.	INCOME TAXES

The Company’s gross deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004
Gross deferred tax assets:
Net operating loss carryforwards	$34,377,000	$28,310,000
Deferred compensation	1,132,000	1,121,000
Research and development tax credits	2,292,000	2,104,000
Deferred revenue	1,833,000	1,675,000
Inventory reserves	280,000	260,000
Warranty reserves	163,000	116,000
Bad debt reserves	28,000	72,000
Unrealized loss on marketable securities	21,000	139,000
Accrued expenses and other	883,000	524,000

	41,009,000	34,321,000

Gross deferred tax liabilities:
Amortizable intangibles at acquisition	725,000	908,000
Unamortizable intangible at acquisition	565,000	565,000
Fixed asset basis step-up at acquisition	87,000	87,000
Depreciation	253,000	343,000
Unrealized gain on marketable securities	—	—
Deferred costs	1,391,000	1,453,000

	3,021,000	3,356,000

Net deferred tax asset	37,988,000	30,965,000
Less: valuation allowance	(38,553,000)	(31,530,000)

Net deferred tax asset (liability)	$(565,000)	$(565,000)

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory rate	-34.0%	-34.0%	-34.0%
Deferred state taxes, net of federal benefit	-5.0%	-5.0%	-5.0%
Tax credits	0.0%	0.0%	0.0%
Valuation allowance	39.0%	39.0%	39.0%

	0.0%	0.0%	0.0%

At December 31, 2005, the Company had approximately $89.8 million of federal net operating loss carryforwards that expire beginning in the year 2011 through 2025 and approximately $77.8 million of state net operating loss carryforwards that expire beginning in the year 2020 through 2025. For the years ended December 31, 2005, 2004 and 2003, the valuation allowance increased $7,023,000, $9,467,000, and $10,006,000, respectively. The increase is attributable to the current year provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards.

The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

16.	SEGMENT FINANCIAL DATA

Management has chosen to organize its enterprise around its two operating subsidiaries, Proton and Northern. Proton, our hydrogen generator and fuel cell business, develops and manufactures proton exchange membrane, or PEM, electrochemical products. Northern, our distributed generation business, designs, builds and installs both stand-alone and grid-connected electric power systems for industrial, commercial and government customers. For management reporting and control, the Company is divided into the operating segments as presented below. Each segment has general autonomy over its business operations.

Financial information as of and for the years ended December 31, 2005, 2004 and 2003 (all amounts in 000s) is summarized below.

	2005	2004	2003
Revenues:
Proton	$9,171	$5,984	$3,314
Northern	35,809	16,476	880

Consolidated	$44,980	$22,460	$4,194

For the years ended December 31, 2005 and 2004, contract revenue from government-sponsored agencies accounted for approximately 15% and 23% of total Company revenue, respectively. Included within Northern’s revenues for the year ended December 31, 2004 are sales to one international customer in Russia totaling approximately 11% of consolidated revenues. For the years ended December 31, 2005 and 2004, one customer comprised 10% of product revenue. The Company believes it has no risk of foreign dependence.

	2005	2004	2003
Loss from operations:
Proton	$(7,489)	$(10,651)	$(18,338)
Northern	(5,733)	(8,195)	(723)
Eliminations and other	(3,663)	(4,395)	(10)

Consolidated	$(16,885)	$(23,241)	$(19,071)

	2005	2004	2003
Interest income:
Proton	$24	$2	$2,533
Northern	25	8	1
Eliminations and other	1,023	1,133	1

Consolidated	$1,072	$1,143	$2,535

	2005	2004	2003
Net loss:
Proton	$(7,863)	$(10,892)	$(16,035)
Northern	(5,845)	(8,283)	(727)
Eliminations and other	(2,536)	(3,262)	(6)

Consolidated	$(16,244)	$(22,437)	$(16,768)

	2005	2004	2003
Total assets:
Proton	$85,197	$91,384	$102,915
Northern	47,018	41,073	40,731
Eliminations and other	(21,070)	(7,886)	386

Consolidated	$111,145	$124,571	$144,032

All the assets of the Company are located in the United States.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2005. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2005 Quarters
	First	Second	Third	Fourth
	Amounts in 000s except for per share amounts
Revenues	$9,536	$12,167	$12,277	$11,000
Costs and expenses	14,388	16,802	15,994	14,681
Loss from operations	(4,852)	(4,635)	(3,717)	(3,681)
Net loss attributable to common stockholders	(4,712)	(4,502)	(3,587)	(3,443)
Basic and diluted net loss per share attributable to common stockholders	(0.13)	(0.13)	(0.10)	(0.09)

	2004 Quarters
	First	Second	Third	Fourth
	Amounts in 000s except for per share amounts
Revenues	$1,954	$4,321	$4,820	$11,365
Costs and expenses	8,911	10,362	10,843	15,585
Loss from operations	(6,957)	(6,041)	(6,023)	(4,220)
Net loss attributable to common stockholders	(6,753)	(5,894)	(5,780)	(4,010)
Basic and diluted net loss per share attributable to common stockholders	(0.19)	(0.17)	(0.16)	(0.11)

Schedule II – VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts	Reserve for Inventory
Year ended December 31, 2003:
Balance at beginning of year	$—	$156,708
Increase from acquisition	93,173	—
Charged to costs and expenses	70,800	431,418
Deductions and write-offs	—	(254,378)
Balance at end of year	163,973	333,748

Year ended December 31, 2004:
Balance at beginning of year	163,973	333,748
Charged to costs and expenses	53,929	258,875
Deductions and write-offs	(32,954)	(114,811)
Balance at end of year	$184,948	$477,812

Year ended December 31, 2005:
Balance at beginning of year	184,948	477,812
Charged to costs and expenses	29,872	228,869
Deductions and write-offs	(142,048)	(138,383)
Balance at end of year	$72,772	$568,298

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included below. The independent registered public accounting firm’s related audit report is included in Item 8 of this Form 10-K and is incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 55.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	Other Information

Not applicable.

Part III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 6, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	Directors and Executive Officers of the Registrant

Our executive officers and directors, and their ages as of March 10, 2006, are as follows (positions are with Distributed Energy unless otherwise noted):

Name	Age	Title
Ambrose L. Schwallie	58	Chief executive officer and director
Walter W. Schroeder	57	President and director
Darren R. Jamison	39	President of Northern
Mark E. Murray	54	President of Proton
Robert J. Friedland	40	Senior vice president
John A. Glidden	42	Vice president finance
Robert W. Shaw, Jr.	64	Chairman of the board of directors
Gerald B. Ostroski	65	Director
James H. Ozanne	62	Director
Paul F. Koeppe	56	Director
Theodore Stern	76	Director

Ambrose L. Schwallie has served as our chief executive officer, and as a member of our board of directors, since January 2006. From November 2001 to December 2005, Mr. Schwallie served as president of the defense business unit of Washington Group International, an integrated engineering construction and management solutions company. From August 1999 to November 2001, Mr. Schwallie served as president of the government business unit of Washington Group International.

Walter W. Schroeder, one of Proton’s founders, has served as our, or Proton’s, President, and as a member of our, or Proton’s, board of directors, since Proton’s founding in August 1996. From August 1996 to January 2006, Mr. Schroeder also served as our, or Proton’s, chief executive officer. From 1991 to August 1996, Mr. Schroeder served as an officer of AES Corp., an independent power company. From 1986 to 1991, Mr. Schroeder was a vice president in the investment banking division of Goldman Sachs & Co.

Darren R. Jamison has served as president of Northern since September 2005. He joined Northern in February 2004 as the executive vice president of operations and was named chief operating officer in December 2004. Prior to joining Northern, from June 1992 to February 2004, Mr. Jamison was employed by Stewart & Stevenson, an industrial distribution and manufacturing company. Mr. Jamison held a variety of positions during his 12-year career at that company, last serving as the vice president and general manager of the distributed energy solutions division. In this position, he led the development of a bundled distributed energy solutions business.

Mark E. Murray joined Proton as president in September 2004. Mr. Murray served as vice president of the precision components and assembly business of Stanadyne Corporation, an engine component and fuel system manufacturing company, from January 2001 to May 2004. From 1999 to 2000 he was the principal of Industrial Market Strategies. From 1978 until 1998 he was employed by FAG Bearings OHA, a German-based rolling element bearing company, in a variety of positions, last serving as executive vice president, sales and marketing, Western Hemisphere.

Robert J. Friedland, one of Proton’s founders, has served as our, or Proton’s, senior vice president since September 2001. From Proton’s founding in August 1996 through September 2001, Mr. Friedland served as Proton’s vice president of operations. From 1995 to August 1996, Mr. Friedland served as a program operations manager for United Technologies Corporation, a diversified aerospace and building systems company.

John A. Glidden has served as our, or Proton’s, vice president finance since November 1997. From July 1996 to November 1997, Mr. Glidden served as a financial manager for United Technologies Corporation. From 1987 to July 1996, Mr. Glidden served as a senior financial planning analyst for United Technologies Corporation.

Robert W. Shaw, Jr. has served as our, or Proton’s, chairman of the board of directors since Proton’s founding in August 1996. Dr. Shaw has served as president of Arete Corporation, a private investment firm, since March 1997. From 1983 to 1997, Dr. Shaw served as president of Arete Ventures, Inc., a private investment firm he founded to invest in the fields of modular/dispersed power generation, renewable power generation and specialty materials. Prior to that time, Dr. Shaw was a senior vice president and director of Booz Allen & Hamilton, a consulting firm, where he founded the firm’s energy division. In addition, he serves as a director of Evergreen Solar, Inc., a public company which makes photovoltaic products, and of CellTech Power, Inc. and H2Gen Innovations, Inc., each a private power technology company.

Gerald B. Ostroski has served as a member of our, or Proton’s, board of directors since February 1999. Mr. Ostroski served as vice president of Minnesota Power, Inc. since January 1982 until his retirement from that firm as vice president, emerging technology investments in July 2002. During his tenure at Minnesota Power, Mr. Ostroski also served as president of Minnesota Power’s Synertec subsidiary and served as a director or officer of several other Minnesota Power subsidiaries. He also served on the board of directors of the Minnesota High Technology Association, and serves on and chaired the University of Minnesota’s Natural Resources Research Institute Industry Advisory Board. Prior to his retirement, Mr. Ostroski was a registered professional engineer, licensed in Minnesota and North Dakota.

James H. Ozanne has served as a member of our, or Proton’s, board of directors since September 2002 and became a director of Distributed Energy in December 2003. Since January 2000, Mr. Ozanne has been chairman of Greenrange Partners, a venture capital investment company. He was previously chairman of Nations Financial Holdings Corporation, president and chief executive officer of US West Capital Corporation and executive vice president of General Electric Capital Corporation. He became a director of FSA Holdings in January 1990 and was vice chairman from May 1998 to July 2000.

Paul F. Koeppe has served as a member of our, or Northern’s, board of directors since 1998. Prior to his retirement in 2001, Mr. Koeppe served as executive vice president of American Superconductor, an electricity solutions company. Mr. Koeppe joined American Superconductor in 1997, in connection with the acquisition of Superconductivity, Inc., a manufacturer of superconducting magnetic energy storage systems which Mr. Koeppe founded and served as president. From 1993 to 1995, Mr. Koeppe was acting chief executive officer and chairman of the executive committee of the board of directors of Best Power, Inc., a supplier of uninterruptible power supply packages.

Theodore Stern has served as a member of our, or Northern’s, board of directors since 1998. Mr. Stern is the chairman of the board of directors of UCN Inc., a telecommunications provider. Mr. Stern was chief executive officer of UCN Inc. until January 2005. Mr. Stern was senior executive vice president and a member of the board of directors of Westinghouse Electric Corporation, where he was responsible for the electrical utility and environmental system businesses. Between 1998 and 2000, Mr. Stern was a management consultant operating as a sole proprietor of Strategy Advisors Group.

Audit Committee

The members of the audit committee of our board of directors are currently Messrs. Ostroski, Ozanne (chair) and Stern, and Dr. Shaw. The board of directors has determined that Mr. Ozanne is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock, or the reporting persons, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us, we believe that during 2005 the reporting persons complied with all Section 16(a) filing requirements.

Code of Ethics

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

Compensation of Directors

Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors. No director who is an employee of Distributed Energy receives separate compensation for services rendered as a director.

Non-employee directors appointed to our board of directors receive, upon election, options to purchase a number of shares of common stock equal to 5,000, multiplied by a fraction, the numerator of which is the number of days left until year-end, and the denominator of which is 365. These options have an exercise price equal to the fair market value of the common stock at the date of grant and vest immediately. Also, we have agreed to grant in January of each year to each non-employee director who continues to serve on the board of directors an additional option to purchase 5,000 shares of common stock. These options have an exercise price equal to the fair market value of the common stock at the date of grant and vest one year after grant.

In addition, we have agreed to grant non-employee directors the ability to earn options to purchase shares based upon their participation in board or board committee meetings. Board members who participate in board meetings received options to purchase 1,500 shares of common stock for each meeting attended or options to purchase 1,000 shares of common stock for each meeting in which the member participated telephonically. Board committee members received options to purchase 1,000 shares of common stock for each meeting attended or options to purchase 500 shares of common stock for each meeting in which the member participated telephonically. These options have an exercise price equal to the fair market value of the common stock at the date of grant and vest immediately.

In 2005, the eligible directors received options to purchase an aggregate of 236,500 shares of our common stock. The weighted average exercise price of these options was $3.95.

Compensation of Executive Officers

The table below sets forth, for the years ended December 31, 2005, 2004 and 2003, the total compensation earned by our chief executive officer and our four other most highly compensated executive officers in the year ended December 31, 2005 whose salary and bonus totaled at least $100,000 for the fiscal year (together, the “Named Executive Officers”). In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not include medical, group life or certain other benefits which are available to all of our salaried employees, and perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the person’s salary and bonus shown in the table. In the table below, columns required by the regulations of the Securities and Exchange Commission have been omitted where no information was required to be disclosed under those columns.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name And Principal Position	Year	Salary	Bonus	Securities Underlying Options (1)	All Other Compensation (2)
Walter W. Schroeder President	2005 2004 2003	$308,986 307,820 306,811	$30,000 — 40,000	40,000 86,277 40,000	$9,518 11,218 10,218
Mark E. Murray (3) President—Proton Energy Systems, Inc.	2005 2004	199,330 45,000	20,000 25,000	25,000 125,000	6,152 —
Darren R. Jamison (3) Chief Operating Officer—Northern Power Systems, Inc.	2005 2004	180,802 154,452	28,000 —	— 150,000	5,339 3,302
Clint Coleman (3) President—Northern Power Systems, Inc	2005 2004 2003	157,960 189,405 142,293	— — 10,900	65,000 — 244,878	3,660 4,490 3,201
Robert J. Friedland Senior Vice President of Advanced Technology Group	2005 2004 2003	145,603 140,289 149,507	16,000 32,000 10,000	20,000 28,643 15,000	6,738 5,572 5,835

(1)	Represents the number of shares of common stock subject to options granted during the respective years. We have never granted any stock appreciation rights.

(2)

Includes disability insurance premiums paid on behalf of the Named Executive Officer. Also includes medical insurance premiums of $1,600 paid on behalf of Mr. Coleman in 2004. In addition, in 2004, 2003 and 2002, we made 401(k) matching contributions to Mr. Schroeder ($6,300 in 2005, $8,000 in 2004 and $7,000 in 2003), Mr. Murray ($6,152 in 2005), Mr. Jamison ($5,339 in 2005 and $3,302 in 2004), Mr. Coleman ($3,660 in 2005, $2,890 in 2004 and $2,803 in 2003) and Mr. Friedland ($5,454 in 2005, $4,288 in 2004 and $4,551 in 2003).

(3)

Mr. Murray joined us as president—Proton Energy Systems, Inc. in September 2004. Mr. Jamison joined us as executive vice president of operations of Northern Power Systems, Inc. in February 2004, became chief operating officer—Northern Power Systems, Inc. in December 2004 and became president—Northern Power Systems, Inc. in September 2005. Mr. Coleman joined us as president—Northern Power Systems, Inc. as part of the Northern Power Systems acquisition in December 2003 and became executive vice president, corporate development—Distributed Energy Systems Corp. in September 2005.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options during the year ended December 31, 2005 to the Named Executive Officers. All of these options were granted at fair market value as determined by the board of directors on the date of grant. We granted no stock appreciation rights during the year ended December 31, 2005.

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Shares Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Market Price on Grant Date	Expiration	5%	10%
Walter W. Schroeder	30,001	(1)	4.4%	2.63	2.63	1/9/2015	$49,621	$125,750
Walter W. Schroeder	9,999	(1)	1.5%	2.63	2.63	1/9/2015	16,538	41,911
Robert J. Friedland	20,000	(1)	2.9%	2.63	2.63	1/9/2015	33,080	83,831
Mark E. Murray	25,000	(1)	3.6%	2.63	2.63	1/9/2015	41,350	104,789
Clint Coleman	25,000	(1)	3.6%	2.63	2.63	1/9/2015	41,350	104,789
Clint Coleman	7,725	(2)	1.1%	6.76	6.76	8/31/2015	32,842	83,227
Clint Coleman	12,275	(2)	1.8%	6.76	6.76	8/31/2015	52,185	132,247
Clint Coleman	20,000	(2)	2.9%	7.50	7.50	9/21/2015	94,334	239,061

(1)	Each option cumulatively vests as to one-quarter of the shares on approximately the first, second, third and fourth anniversaries of the grant date and expires ten years from the date of grant.

(2)	Each option vests immediately upon grant and expires ten years from the date of the grant.

Option Exercises and Fiscal Year-End Option Values

The table below sets forth information concerning options exercised by each of the Named Executive Officers during the year ended December 31, 2005 and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2005. No stock appreciation rights were exercised during fiscal 2005 by the Named Executive Officers or were outstanding at year end.

Option Exercises and Fiscal Year-End Option Values

			Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Walter W. Schroeder	66,836	$239,358	726,417	117,013	$1,356,068	$528,860
Robert J. Friedland	75,018	255,061	229,304	43,758	415,062	199,558
Clint Coleman	141,203	486,944	34,828	73,908	83,210	323,277
Mark E. Murray	31,250	222,500	—	118,750	—	682,500
Darren R. Jamison	12,500	126,432	25,000	112,500	131,000	553,500

The value of unexercised in-the-money options at fiscal year-end has been calculated on the basis of $7.58, which was the last sales price per share of the common stock on December 31, 2005, as reported on the NASDAQ National Market, less the per-share exercise price.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On January 27, 2006, we entered into an agreement with Walter W. Schroeder, our president, under which Mr. Schroeder will continue to serve as president of Distributed Energy until July 17, 2007 and to be employed by us until January 17, 2008, unless his employment is terminated earlier as provided below. Mr. Schroeder will receive his current salary of $300,000, subject to adjustment if the board of directors determines to increase his salary. Mr. Schroeder has the right to terminate his employment as of October 17, 2006. If such termination is approved by our board of directors, Mr. Schroeder will receive severance payments of up to one year of his salary and all options held by Mr. Schroeder to purchase our common stock that were scheduled to vest by year-end 2006 and one-half of the options held by Mr. Schroeder to purchase our common stock that were scheduled to vest by June 30, 2008 shall be immediately vested. Such options shall be exercisable until December 31 of the year in which such options otherwise would have terminated or two and a half months after such options otherwise would have terminated (the “Safe Harbor Extension Date”). If such termination of employment is not approved by the board of directors, then thereafter either party may terminate the agreement upon written notice to the other party. If Mr. Schroeder’s employment is terminated by us or by Mr. Schroeder for good reason, as defined in the agreement, Mr. Schroeder will receive a severance payment in an amount equal to his salary for the period extending from termination until the earlier of eighteen months after termination or January 17, 2008. In such event, all options held by Mr. Schroeder to purchase our common stock shall be immediately vested and exercisable until the Safe Harbor Extension Date, provided that options whose exercise price is higher than the fair market value of our common stock as of the date of termination shall be exercisable until the latest of (i) the Safe Harbor Extension Date, (ii) if guidance is issued under Section 409A of the Internal Revenue Code before the Safe Harbor Extension Date permitting the extension of the exercise period of such options, and such extension does not result in a charge to us, then the latest date permitted by such guidance (but in no event later than the ten-year anniversary of the grant date of such options), and (iii) if guidance is issued under Section 409A before the Safe Harbor Extension Date providing that the extension of the exercise period of such options does not cause Section 409A to apply to such options, and such extension does not result in a charge to us, then the ten-year anniversary of the grant date of such options.

        On January 17, 2006, we announced that Ambrose L. Schwallie had been appointed as our chief executive officer and a member of our board of directors. Mr. Schwallie will receive a salary of $400,000 per year and will be eligible to receive a bonus under our performance incentive plan. In connection with Mr. Schwallie’s employment, we also announced that we had granted Mr. Schwallie an option to purchase 500,000 shares of common stock at an exercise price of $8.84 per share. The option will vest as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 25% of the original number of shares at the end of each successive year following the first anniversary of the grant date until the fourth anniversary of the grant date. In the event Mr. Schwallie’s employment is terminated prior to the first anniversary of the grant date, he will nevertheless be entitled to exercise the option to purchase the 125,000 shares as to which the option would have otherwise vested on the first anniversary of the grant date. We also issued Mr. Schwallie 28,280 shares of common stock at a price of $.01 per share. These shares are fully vested but may not be transferred prior to January 16, 2007. In addition, we issued Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. Such shares are subject to a re-acquisition right in favor of us during the first year after grant at a price of $.01 per share if Mr. Schwallie’s employment ceases for any reason. We have also agreed to make the following issuances of common stock to Mr. Schwallie at a price of $.01 per share under the following conditions: 100,000 shares of common stock will be granted if we meet or exceed the revenue, income and cash flow targets for 2006 approved by our board of directors, 100,000 shares of common stock will be granted if we have, while Mr. Schwallie is serving as chief executive officer, achieved two consecutive quarters of positive operating cash flow prior to June 30, 2007 and 100,000 shares of common stock will granted if we achieve, while Mr. Schwallie is serving as chief executive officer, four consecutive quarters of revenue totaling $100 million prior to June 30, 2008, with the gross margin on that revenue being at least 20%. If a change in control event, as defined in our stock incentive plan and meeting parameters to be determined by our Board of Directors, occurs, and Mr. Schwallie is still employed by us, any restricted common stock described in the preceding sentence and not yet granted would be awarded to Mr. Schwallie unless it is no longer possible for the respective targets to be met. These option and stock awards were made as inducement grants pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules.

On September 1, 2005, we entered into an agreement with Clint Coleman, formerly President of Northern, under which Mr. Coleman will serve as the Company’s executive vice president for corporate development. The agreement provides for an employment period ending June 30, 2007, which may be extended for an additional year in the event of the sale of substantially all of our assets or business to a third party. The agreement allows for Mr. Coleman to work less than full time and to be compensated on a pro-rata basis at his current annual base pay rate of $181,600. During each of the three calendar years covered by the employment period, Mr. Coleman will be eligible to receive options to purchase up to 40,000 shares of our common stock, subject to achievement of certain milestones. Following the employment period, we will pay 50% of the premiums for Mr. Coleman’s health care insurance through age 65, unless he is eligible for health insurance through another employer.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 2, 2006 by (i) each person who has reported to the Securities and Exchange Commission beneficial ownership of more than 5% of the outstanding shares of common stock, (ii) each of our directors and nominees for director, (iii) our chief executive officer and our four other most highly compensated executive officers who were serving as executive officers on December 31, 2005 (the “Named Executive Officers”), and (iv) all of our executive officers, directors and nominees for director as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

Except as set forth herein, the business address of the named beneficial owner is c/o Distributed Energy Systems Corp., 10 Technology Drive, Wallingford, CT 06492.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES	PERCENT OF CLASS (%)(2)
Dimensional Fund Advisors Inc. (3) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,160,712	5.78%
Robert W. Shaw, Jr. (4)	789,970	2.10
Ambrose L. Schwallie	184,841	*
Walter W. Schroeder (5)	1,045,010	2.74
Clint Coleman (6)	247,983	*
Gerald B. Ostroski (7)	176,925	*
James H. Ozanne (8)	92,021	*
Theodore Stern (9)	82,906	*
Paul F. Koeppe (10)	115,538	*
Mark E. Murray	6,250	*
Robert J. Friedland (11)	525,624	1.40
Darren Jamison (12)	37,889	*
All executive officers, directors and nominees for directors, as a group (12 individuals) (13)	3,494,898	8.90

*	Less than 1%.

(1)

The number of shares beneficially owned by each director, executive officer and stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 2, 2006 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	Based upon 37,397,446 shares of common stock outstanding as of March 2, 2006.

(3)

Dimensional Fund Advisors Inc., or Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are referred to herein as the Funds. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Distributed Energy described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of Distributed Energy held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. This information is derived solely from a Schedule 13G filed by Dimensional with the United States Securities and Exchange Commission on February 6, 2006.

(4)

Includes 215,500 shares subject to options exercisable within 60 days after March 2, 2006 and 76,316 shares held of record by Micro-Generation Technology Fund, LLC. Dr. Shaw is president of Arete Corporation which is the manager of Micro-Generation Technology Fund, LLC. Dr. Shaw disclaims beneficial ownership of the shares held by Micro-Generation Technology Fund, LLC.

(5)	Includes 732,930 shares subject to options exercisable within 60 days after March 2, 2006.

(6)	Includes 51,940 shares subject to options exercisable within 60 days after March 2, 2006, and warrants to purchase 49,575 shares of common stock.

(7)

Includes 14,500 shares of common stock held of record by a trust of which Mr. Ostroski and his wife are trustees and 141,000 shares subject to options held by Mr. Ostroski which are exercisable within 60 days after March 2, 2006. Also includes 18,425 shares held of record by other family members of Mr. Ostroski, as to which Mr. Ostroski disclaims beneficial ownership.

(8)	Includes 10,000 shares held of record by Green Range Partners, 10,000 shares held by children of Mr. Ozanne and 72,021 shares subject to options exercisable within 60 days after March 2, 2006.

(9)

Includes 39,367 shares subject to options exercisable within 60 days after March 2, 2006. Includes 3,339 shares of common stock and warrants to purchase 40,200 shares of common stock held of record by Bomoseen Associates L.P. Mr. Stern is general partner of Bomoseen Associates, L.P.

(10)	Includes 81,000 shares subject to options exercisable within 60 days after March 2, 2006.

(11)	Includes 249,312 shares subject to options exercisable within 60 days after March 2, 2006.

(12)	Includes 12,500 shares subject to options exercisable within 60 days after March 2, 2006.

(13)

See notes 4 through 12 above. Also includes 15,132 shares of common stock owned by and 175,809 shares of common stock subject to options exercisable within 60 days after March 2, 2006 held by an officer not separately listed.

ITEM 13.	Certain Relationships and Related Transactions

Certain Transactions

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements require us to indemnify such directors and executive officers to the fullest extent permitted by Delaware law.

Other Related Party Transactions

The disclosure on Item 11 under the heading “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” is incorporated by reference herein.

Contemporaneously with his employment by us, Mr. Schwallie has purchased 56,561 shares of our common stock from us in a private placement at a purchase price of $8.84 per share.

ITEM 14.	Principal Accountant Fees and Services

During the fiscal year ended December 31, 2005, PricewaterhouseCoopers LLP was employed principally to perform the annual audit and to render audit-related and tax services. Pursuant to the audit committee charter, all PricewaterhouseCoopers LLP services must be pre-approved by the audit committee. Fees paid to PricewaterhouseCoopers LLP for each of the last two fiscal years are listed in the following table. For fiscal 2005, audit fees include an estimate of amounts not yet billed.

	2005		2004
Audit fees	465,404	(a)	$561,000	(b)
Audit-related fees	3,015		2,000
Tax fees	28,500	(c)	50,275	(c)
All other fees	—		—

Total	496,919		613,275

(a)

All of these fees are for the audit of our financial statements, the audit of our internal control over financial reporting, quarterly reviews, and accounting consultations related to the audited financial statements, which occurred in 2005 and 2004, respectively.

(b)	These fees include $35,200 related to the acquisition of Northern Power Systems and $187,000 for fees associated with testing of internal controls.

(c)	All of these fees are for tax return preparation and review, as well as tax related consultations with respect to the preparation of tax returns.

The audit committee has adopted procedures for pre-approving all audit and non-audit services provided by our registered public accounting firm. These procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. In addition, the audit committee has established a policy that the fees paid for non-audit services are less than the fees paid for audit services. Audit committee approval is required to exceed the budget amount for a particular category of non-audit services and to engage our registered public accounting firm for any non-audit services not included in the budget. For both types of pre-approval, the audit committee considers whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee also considers whether our registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality. The audit committee may delegate pre-approval authority to one or more members of the audit committee. The audit committee periodically monitors the services rendered and actual fees paid to our registered public accounting firm to ensure that such services are within the parameters approved by the audit committee.

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

3.	Exhibits – See Item 15(b) of this Report below.

(b) Exhibits

Exhibit	Description
3.1(a)	Third Amended and Restated Certificate of Incorporation of the Registrant

3.2(a)	Amended and Restated By-Laws of the Registrant

4.1(a)	Specimen common stock certificate

4.2(a)	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1(b)	2003 Stock Incentive Plan

10.2(c)	2003 Employee Stock Purchase Plan

10.3(a)	Form of warrant for the purchase of common stock of the Registrant

10.4(a)	Lease Agreement, dated March 28, 2003, between Northern Power Systems, Inc. and the Central Vermont Economic Development Corporation.

10.5(a)	Construction Loan Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.6(a)	Construction Mortgage Note dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.7(a)	Open-End Construction Mortgage Deed and Security Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.8(a)	Guaranty Agreement dated as of December 7, 2001 between the Registrant and Webster Bank.

10.9(d)

Agreement and Plan of Merger, dated as of May 22, 2003, as amended, by and among the registrant, Proton Energy Systems, Inc., Northern Power Systems, Inc., PES-1 Merger Sub, Inc., and PES-2 Merger Sub, Inc.

10.10(e)	Escrow Agreement, dated December 10, 2003, by and among the Registrant, Paul F. Koeppe, Philip Deutch, and Webster Bank

10.11(f)	Nonstatutory Stock Option Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.12(g)	Restricted Stock Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.13(h)	Restricted Stock Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.14(i)	Agreement between the Company and Walter W. Schroeder dated January 27, 2006

10.15(j)	Form of Incentive Stock Option Agreement under the Company’s 2003 Stock Incentive Plan

10.16(k)	Form of Nonstatutory Stock Option Agreement under the Company’s 2003 Stock Incentive Plan

10.17(l)	Agreement between the Company and Clint Coleman dated September 1, 2005.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated herein by reference to the identically numbered exhibit of the Company’s registration statement on Form S-4, SEC File No. 333-108515.

(b)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed June 20, 2005.

(c)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed June 20, 2005.

(d)	Incorporated herein by reference to exhibit 2.1 of the Company’s registration statement on Form S-4, SEC File No. 333-108515.

(e)	Incorporated herein by reference to exhibit 10.10 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(f)	Incorporated herein by reference to exhibit 99.2 of the Company’s report on Form 8-K filed January 20, 2006.

(g)	Incorporated herein by reference to exhibit 99.3 of the Company’s report on Form 8-K filed January 20, 2006.

(h)	Incorporated herein by reference to exhibit 99.4 of the Company’s report on Form 8-K filed January 20, 2006.

(i)	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed February 2, 2006.

(j)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed January 14, 2005.

(k)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed January 14, 2005.

(l)	Incorporated herein by reference to exhibit 99.5 of the Company’s report on Form 8-K filed January 20, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTED ENERGY SYSTEMS CORP.

/s/ Ambrose L. Schwallie
Ambrose L. Schwallie, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ambrose L. Schwallie Ambrose L. Schwallie	Chief Executive Officer (Principal executive officer)	March 10, 2006

/s/ Walter W. Schroeder Walter W. Schroeder	President and Director	March 10, 2006

/s/ Robert W. Shaw, Jr. Robert W. Shaw, Jr.	Chairman of the Board and Director	March 10, 2006

/s/ Gerald B. Ostroski Gerald S. Ostroski	Director	March 10, 2006

/s/ James H. Ozanne James H. Ozanne	Director	March 10, 2006

/s/ Paul F. Koeppe Paul F. Koeppe	Director	March 10, 2006

/s/ Theodore Stern Theodore Stern	Director	March 10, 2006

/s/ John A Glidden John A. Glidden	Vice President of Finance (Principal financial and accounting officer)	March 10, 2006