Form 10-Q
period 2006-03-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2006-05-10
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 4, 2006 was 38,605,172.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX to FORM 10-Q

PART I. FINANCIAL INFORMATION

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,881,132	$20,600,791
Marketable securities (Note 3)	25,856,503	20,064,719
Current portion of restricted cash	290,373	290,373
Accounts receivable, less allowances of $123,037 and $72,772 respectively	8,000,482	8,802,419
Costs in excess of billings on contracts in progress	2,667,753	1,951,226
Inventories (Note 4)	4,370,547	3,092,784
Deferred costs	4,631,335	4,255,030
Interest receivable	191,954	134,127
Other current assets	1,152,481	1,032,111

Total current assets	55,042,560	60,223,580

Fixed assets, net	21,653,477	21,858,722
Long-term portion of restricted cash	715,750	715,750
Intangible assets, net	3,209,556	3,310,317
Goodwill	24,755,962	24,755,962
Other assets, net	358,453	281,465

Total assets	$105,735,758	$111,145,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$551,801	$545,141
Current portion of capital lease	153,160	141,448
Accounts payable	3,960,111	4,773,733
Accrued expenses (Note 5 and 8)	1,358,388	1,624,771
Accrued compensation	1,909,945	2,290,444
Accrued taxes (Note 8)	272,171	402,359
Billings in excess of costs on contracts in progress	854,680	1,159,968
Deferred revenue	5,117,474	4,563,164
Customer advances	591,639	654,541

Total current liabilities	14,769,369	16,155,569

Long term liabilities:
Deferred tax liability	564,775	564,775
Deferred revenue	303,493	144,168
Long-term debt	6,537,048	6,674,802
Long-term portion of capital lease	2,534,007	2,550,115

Total liabilities	24,708,692	26,089,429

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 37,652,976 and 37,181,632 shares issued and outstanding, respectively	376,530	371,817
Additional paid-in capital	223,960,216	221,111,515
Unearned compensation	—	(453,980)
Accumulated other comprehensive loss (Note 2)	(49,758)	(58,683)
Accumulated deficit	(143,259,922)	(135,914,302)

Total stockholders’ equity	81,027,066	85,056,367

Total liabilities and stockholders’ equity	$105,735,758	$111,145,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Contract	$5,226,288	$7,772,383
Product	1,115,307	1,054,180
Service	1,295,476	709,393

Total revenue	7,637,071	9,535,956
Cost of revenue
Contract	4,856,685	6,969,519
Product	1,162,884	1,335,772
Service	1,173,788	536,347

Total cost of revenue	7,193,357	8,841,638
Gross margin	443,714	694,318
Operating expenses
Research and development:
Noncash depreciation and amortization	130,471	231,583
Other research and development	552,189	1,108,993
Selling, general and administrative:
Noncash depreciation and amortization	361,119	443,545
Other selling, general and administrative (includes stock based compensation in the amounts of $2,114,584 and $174,251, respectively)	7,014,128	3,761,860

Total operating expenses	8,057,907	5,545,981

Loss from operations	(7,614,193)	(4,851,663)
Interest income	348,930	264,683
Interest expense	(152,313)	(94,761)
Other income (expense)	71,952	(30,648)

Net loss	$(7,345,624)	$(4,712,389)

Basic and diluted net loss per share	$(0.20)	$(0.13)

Shares used in computing basic and diluted net loss per share	37,509,080	35,722,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,345,624)	$(4,712,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	595,957	622,484
Provision for bad debts	50,265	4,264
Amortization (accretion) of premiums/discounts on marketable securities	(103,723)	(16,620)
Non-cash stock-based expense	2,373,892	174,250
Loss on sale of marketable securities	—	2,200
(Gain) loss on disposal of assets	(37,063)	26,497
Changes in operating assets and liabilities:
Accounts receivable	751,672	(1,176,002)
Inventories and deferred costs	(1,654,068)	(120,384)
Costs in excess of billings	(716,527)	(1,443,278)
Other current assets and interest receivable	(178,197)	10,103
Other assets	(89,910)	2,073
Accounts payable and accrued expenses	(1,460,500)	(560,172)
Accrued taxes	(130,188)	(273,891)
Billings in excess of costs	(305,288)	(2,088,276)
Deferred revenue and contract advances	650,733	470,461

Net cash used in operating activities	(7,598,569)	(9,078,680)

Cash flows from investing activities:
Purchases of fixed assets	(354,966)	(239,996)
Proceeds from the sale of fixed assets	115,000	4,500
Purchases of marketable securities	(21,880,768)	(3,073,894)
Proceeds from maturities and sales of marketable securities	16,201,632	8,047,800

Net cash (used in) provided by investing activities	(5,919,102)	4,738,410

Cash flows from financing activities:
Borrowings from long-term debt, net of issuance costs	40,453	—
Debt principal payments	(175,943)	(117,474)
Proceeds from sale of common stock, net	566,753	36,176
Proceeds from exercise of common stock warrants	165,265	38,301
Proceeds from exercise of common stock options	201,484	26,233

Net cash provided by (used in) financing activities	798,012	(16,764)

Net decrease in cash and cash equivalents	(12,719,659)	(4,357,034)
Cash and cash equivalents at beginning of period	20,600,791	5,989,896

Cash and cash equivalents at end of period	$7,881,132	$1,632,862

Cash paid during the period for interest	$149,194	$94,586

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

The condensed consolidated financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2006.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended March 31,
	2006	2005
Net loss	$(7,345,624)	$(4,712,389)
Unrealized gains (losses) on marketable securities arising in period	8,925	(38,994)
Reclassification adjustments for losses included in net income	13,688	2,200

Total comprehensive loss	$(7,323,011)	$(4,749,183)

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

For the quarter ended March 31, 2006 and 2005, sales to one international customer totaled approximately 12% and 20% of total Company revenue, respectively. At March 31, 2006 and December 31, 2005, accounts receivable from government-sponsored agencies accounted for approximately 12% and 16% of total Company accounts receivable, respectively. At March 31, 2006, accounts receivable from two customers accounted for approximately 24% of total Company accounts receivable. At December 31, 2005, there were no individual customer accounts receivables greater than 10% of total receivables.

Stock-Based Compensation—Employee Stock-Based Awards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Total non cash stock compensation expense for the three months ended March 31, 2006, was $2,350,104 which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123(R). In addition, stock-based compensation expense in the first quarter of 2006 of $23,788 was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, generally no stock-based compensation expense for employee stock options had been recognized in the Company’s Condensed Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), the company’s results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. As stock-based compensation expense recognized in the Company’s results for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company has determined that historical volatility is most reflective of the market conditions and the best indicator of expected volatility.

Also see Note 7 for further discussion of stock-based compensation.

Stock-Based Compensation – Non-Employee Stock Options

The Company accounts for stock-based compensation issued to non-employees in accordance with SFAS 123(R) and the consensus in Emerging Issues Task Force (“EITF”) 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered to be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Net loss, before stock-based compensation for employees, prior period	$(4,712,389)
Add: Stock-based compensation expense for employees previously determined under the intrinsic value method, net of tax effect	146,870
Less: Stock-based compensation expense for employees determined under the fair value based method, net of tax effect	$(730,191)

Net loss, after effect of stock-based compensation for employees	$(5,295,710)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.13)
Pro forma	$(0.15)
Pro forma	$(5,879,031)

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

3. MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $25,856,503 and $20,064,719 at March 31, 2006 and 2005 respectively, are less than one year.

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $49,758 and $58,683 at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, the Company had one callable agency security with a fair market value totaling approximately $4.5 million. This security generates a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

As of March 31, 2006, none of the Company’s investments were determined to be other than temporarily impaired.

4. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	March 31, 2006	December 31, 2005
Raw materials	$2,569,037	$1,596,413
Work in process	1,076,288	1,083,747
Finished goods	725,222	412,624

	$4,370,547	$3,092,784

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $573,757 and $568,298 at March 31, 2006 and December 31, 2005, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	March 31, 2006	December 31, 2005
Costs incurred and estimated earnings on contracts in progress	$19,067,170	$25,785,091
Less: billings to date	17,254,097	24,993,833

Costs and earnings in excess of (less than) billings, net	$1,813,073	$791,258

	March 31, 2006	December 31, 2005
Costs in excess of billings on contracts in progress	$2,667,753	$1,951,226
Billings in excess of costs on contracts in progress	(854,680)	(1,159,968)

Costs and earnings in excess of billings, net	$1,813,073	$791,258

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Accrued warranty	$422,438	$417,694
Accrued purchases	319,805	497,451
Other accruals	616,145	709,626

	$1,358,388	$1,624,771

6. LOSS PER SHARE

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods of net loss as recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 3,361,414 and 3,364,076 common stock options outstanding for the quarters ended March 31, 2006 and 2005, respectively, nor the assumed exercise of 673,297 and 1,797,767 common stock warrants outstanding for the quarters ended March 31, 2006 and 2005, respectively, since the effect would be antidilutive for the reporting periods.

7. STOCK-BASED COMPENSATION

Stock Option Plan

The Company has four stock option plans: the Proton 1996 Stock Option Plan (the “1996 Plan”), the Northern 1998 Stock Option Plan (the “1998 Plan”), the Proton 2000 Stock Option Plan (the “2000 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”) (collectively the “Plans”). The Company has reserved a total of 8,600,000 shares of common stock for issuance under the 1996, 1998, 2000 and 2003 Plans. Together the Plans provide for the grants of non-qualified and incentive stock options, restricted stock awards and other stock-based awards to its employees, officers, directors, consultants and advisors. As determined by the Board of Directors, options are generally granted at the fair market value of the common stock at the time of grant. However, the Board of Directors has determined that the exercise price for each incentive stock option shall not be less than the fair market value of the common stock at the time the incentive stock option is granted. Options generally vest ratably over four to five years and expire ten years from the date of grant. The Company has a policy of issuing new shares to satisfy option exercises.

A summary of stock option activity for the three months ended March 31, 2006 under the Plans is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005 (3,264,031 exercisable)	4,558,854	$5.60
Granted	989,544	9.21
Exercised	(208,798)	0.97
Forfeited	(10,836)	4.75
Expired	(3,343)	7.35

Outstanding at March 31, 2006	5,325,421	$6.45	$13,624,429	6.88

Options Vested and Expected to Vest	5,077,042	$6.44	$13,143,608	6.77
Options Exercisable	3,520,811	$6.68	$9,578,194	5.86

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options granted during the three months ended March 31, 2006 and 2005 was $1.7 million and $0.6 million, respectively. The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was $6.46 and $1.94, respectively.

The following table summarizes additional information about stock options outstanding at March 31, 2006:

Range of Exercise Prices		Number Outstanding as of March 31, 2006	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Number Exercisable as of March 31, 2006	Weighted Average Exercise Price
$0.05	$0.37	809,150	4.93	$0.29	674,897	$0.27
0.50	2.63	633,578	8.45	2.29	177,706	2.24
2.65	2.99	665,210	7.61	2.87	499,698	2.86
3.00	4.65	532,961	7.99	3.48	464,658	3.51
4.80	7.38	560,021	5.38	6.63	529,646	6.63
7.50	8.84	762,494	8.93	8.64	178,199	8.24
8.90	10.75	662,007	7.54	10.33	296,007	10.65
11.10	16.88	44,500	4.89	13.60	44,500	13.60
17.00	17.00	655,000	4.50	17.00	655,000	17.00
24.13	24.13	500	4.55	24.13	500	24.13

$0.05	$24.13	5,325,421	6.88	$6.45	3,520,811	$6.68

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. For the quarter ended March 31, 2006, the Company issued 10,840 shares associated with the Plan and recorded compensation cost of $23,788. As of March 31, 2006, 339,942 shares remained available for future issuance under the 2003 ESPP Plan.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, generally no stock-based compensation expense for employee stock options had been recognized in the Company’s results of operations in the prior period, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), the Consolidated Statements of Operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

For the period ended March 31, 2006, the adoption of SFAS 123(R) had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended March 31, 2006
	Using APB No. 25 Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(5,946,302)	$(1,667,891)	$(7,614,193)
Loss before income taxes	(5,677,733)	(1,667,891)	(7,345,624)
Net loss	(5,677,733)	(1,667,891)	(7,345,624)

Basic and diluted earnings per share	(0.15)	(0.05)	(0.20)

Total non cash stock compensation, including the impact of SFAS 123(R) for the three months ended March 31, 2006 was $2,374,000. Of this amount $2,256,000 is recognized in selling, general and administrative expenses, $57,000 in research and development expenses and the remainder of $61,000 has been capitalized as a component of inventory.

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 and the shares vest one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 and vest immediately. The total compensation cost reflected in selling, general and administrative expenses associated with these two grants is approximately $470,000.

Mr. Schwallie also has the ability to earn up to 300,000 restricted stock awards whereby vesting is contingent upon meeting various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The fair market value of these restricted stock awards was $8.84 per share. The number of shares subject to this agreement vest immediately upon the achievement of these performance goals. The Company determined that as of March 31, 2006 it was not probable that these restricted stock awards would be issued and therefore no compensation cost has been recognized in the three months ended March 31, 2006. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, these restricted stock awards would be granted to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

As of March 31, 2006, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $5.3 million, which is expected to be recognized over the remaining weighted average vesting period of 35 months. Compensation costs for all stock-based awards granted on or prior to December 31, 2005 and all stock-based awards granted subsequent to December 31, 2005 will be recognized using the ratable single-option method.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The assumptions used to value options granted are as follows.

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.72%	3.72%
Expected dividend yield	None	None
Expected term of option	5.75-6 years	5 years
Expected volatility	78%	91%

Beginning January 1, 2006, the Company estimated the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility. In calculating its volatility the Company excluded the period from the IPO on September 29, 2000 to June 30, 2001 due to significant fluctuations in its stock price. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), the Company had used historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the Notes to Consolidated Financial Statements for prior periods.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the company’s employee stock options. The dividend yield assumption is based on the Company’s history and expected dividend payouts.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on its historical settlement experience, while giving consideration to vesting schedules and stock options that have life cycles less than the contractual terms, in accordance with guidance in SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), the Company used its historical settlement experience to derive the expected term for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

As stock-based compensation expense recognized in our results for the three months ended March 31, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

Other Stock-Based Compensation

In connection with the grant of certain stock options to Northern optionholders as part of the merger consideration on December 10, 2003 (the “merger options”), the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to merger options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and was being amortized over the vesting periods of the related merger options. Beginning January 1, 2006, the Company fair valued these options using the same assumptions as those previously described. During the three months ended March 31, 2006 and 2005 the Company recorded non-cash compensation expense relating to these merger options totaling $93,811 and $146,870, respectively. Previously, forfeitures associated with these merger options were recorded as incurred, however, FAS123(R) requires that an estimated forfeiture rate be applied to outstanding awards. As a result, in the first quarter of 2006, the Company reversed approximately $35,000 of previously recognized compensation cost associated with these estimated forfeitures which is reflected in selling, general, and administrative expenses. Our deferred stock compensation balance of $453,980 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS 123(R).

During the three months ended March 31, 2006 and 2005 the Company granted non-qualified stock options with a ten-year term, to non-employees to purchase 22,794 and 10,000 shares of common stock, respectively. The Company recognized compensation expense based on the fair value of these options of $141,728 and $27,380, respectively, for the three months ended March 31, 2006 and 2005.

8. COMMITMENTS AND CONTINGENCIES

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

In addition to Phase I and Phase II, CCEF agreed in September 2004 to provide $890,000 of funding to Proton to design, build and conduct a 24-month demonstration of a 5 kilowatt Regenerative Fuel Cell (RFC) for a telecommunications site in southwestern Connecticut. In October 2004, CCEF agreed to provide $485,000 of funding for a 15 kilowatt RFC Backup Power unit for Wallingford Electric, and $418,000 of funding for an upgrade to an existing RFC system at Mohegan Sun Casino’s Energy, Environment, Economics, and Education Center. The following table sets forth for the last three fiscal years, the customer advances and milestone achievements, utilized to offset certain costs and expenses incurred related to the UNIGEN product:

CCEF Advance Balance
December 31, 2002	$—
Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

March 31, 2006	$—

Warranty

The changes in the carrying amount of warranties for the three-months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Balance as of December 31:	$417,694	$273,027
Warranties issued in period	107,190	131,545
Adjustments to provision	79,058	(13,693)
Warranty claims	(181,504)	(76,316)

Balance as of March 31:	$422,438	$314,563

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire October 15, 2010; the employment threshold clause is subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Agreement, plus a 7.5% penalty). Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets. The Company does not anticipate meeting the employment threshold recapture clause by the compliance date of December 31, 2006 and as such accrued $143,000 during the fourth quarter of 2005 for possible tax repayments and penalties.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $272,000 and $402,000 for certain state income and sales tax contingencies for which there may be exposure at March 31, 2006 and December 31, 2005, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

9. SEGMENT FINANCIAL DATA

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

Financial information as of and for the quarters ended March 31, 2006 and 2005, (all amounts in 000s) is summarized below.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues:
Proton	$1,892	$1,766
Northern	5,745	7,770

Consolidated	$7,637	$9,536

Included within Northern’s revenues for the quarters ended March 31, 2006 and 2005 are sales to one international customer totaling approximately 12% and 20% of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Loss from operations:
Proton	$(1,856)	$(2,281)
Northern	(2,584)	(1,561)
Eliminations and other	(3,174)	(1,009)

Consolidated	$(7,614)	$(4,851)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net loss:
Proton	$(1,840)	$(2,380)
Northern	(2,604)	(1,582)
Eliminations and other	(2,902)	(750)

Consolidated	$(7,346)	$(4,712)

	March 31, 2006	December 31, 2005
Total assets:
Proton	$83,460	$85,197
Northern	47,466	47,018
Eliminations and other	(25,190)	(21,070)

Consolidated	$105,736	$111,145

All the assets of the Company are located in the United States.

11. SUBSEQUENT EVENT

In April 2006, Northern acquired the engineering, procurement and construction business, as well as the operations and maintenance service business, of a California-based firm Crown Engineering & Construction. The transaction adds to Northern’s capabilities in California and includes eight long-term service contracts with an estimated aggregate value of $2 million per year over the next several years. Under the terms of the Asset Purchase Agreement, the Company is to pay Crown $1,025,000 in cash and issue 105,000 shares of the Company’s Common Stock, to a shareholder of Crown. The fair market value at the date of grant was $702,450.

On April 10, 2006, the Company entered into an equity distribution agreement with UBS Securities LLC. The equity distribution agreement provides that the Company may offer and sell up to 3,000,000 shares of the Company’s common stock from time to time through UBS Securities LLC, as sales agent or principal. The compensation to UBS Securities LLC for acting as sales agent shall be 4% of the first $15 million of gross sales price of the shares sold, and 3% of the gross sales price of the shares in excess of $15 million. From April 12, 2006 to May 05, 2006, the Company sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $7,485,648.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, and below in this Form 10-Q under the “Risk Factors” and “Legal Proceedings” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in our Annual report on Form 10-K for the fiscal year ended December 31, 2005. Our audit committee has discussed our critical accounting policies with management and our independent registered public accounting firm.

Our critical accounting policies include the following:

Revenue Recognition—Product Revenue

All of our product revenue is derived from the operations of our Proton segment. For product sales for which adequate product warranty information exists, we record revenue when a firm sales agreement is in place, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in our product sales agreements include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors, as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs as required by accounting principles generally accepted in the United States, we defer revenue and costs until the expiration of the product warranty period.

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

Revenue Recognition—Contract and Service Revenue

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

For service and repair, revenue is recorded as work is performed. For operating and maintenance contracts, revenue is recognized over the service period.

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

Goodwill and Intangible Assets

We have adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill, and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are subject to annual impairment testing and will also be tested for impairment between annual tests if changes in circumstances indicate that the carrying amount may be impaired. The annual impairment test compares the carrying values of the reporting unit to its fair value, which is estimated using the Income Approach – Discounted Cash Flow Method, and, if the carrying value is less than its fair value, an impairment is recognized.

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

Stock-Based Compensation

Stock-Based Compensation – Employee Stock-Based Awards

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the ESPP based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25, “Accounting for Stock Issued to Employees”

for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Condensed Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Non-cash stock compensation expense for the three months ended March 31, 2006, was $2,350,104, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense in the first quarter of 2006 of $23,788 was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company has determined that historical volatility is most reflective of the market conditions and the best indicator of expected volatility.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Bulletin No. 107 (SAB 107) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segments.

The guidance in SFAS123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market based-methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain.

The following table highlights the impact that each of the various assumptions has on determining the fair value of an option or award when using an option-pricing model:

Impact of Inputs to Value of Stock Options

Volatility of Stock	Higher the volatility	Higher the value

Expected Term	Longer the term	Higher the value

Risk Free Rate	Higher the rate	Higher the value

Dividend Yield	Lower the yield	Higher the value

Exercise Price	Lower the exercise price (A)	Higher the value

Stock Price (fair value)	Higher the stock price	Higher the value

(A)	presumes exercise price is less than fair value

Also see Note 7 to the Consolidated Financial Statements on Stock-Based Compensation.

Stock-Based Compensation – Non-Employee Stock Options

We account for stock-based compensation issued to non-employees in accordance with SFAS No. 123(R) and the consensus in Emerging Issues Task Force 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered to be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Revenues:

	Quarter Ended
Net revenues	March 31, 2006	March 31, 2005	Increase (decrease)
Contract	$5,226,288	$7,772,383	$(2,546,095)	-33%
Product	1,115,307	1,054,180	61,127	6%
Service	1,295,476	709,393	586,083	83%

Total	$7,637,071	$9,535,956	$(1,898,885)	-20%

The decrease in contract revenues was a result of lower revenue associated with Northern’s industrial infrastructure business of approximately $1.2 million and its on-site business of approximately $1.3 million. These decreases were due to record high natural gas prices which impeded Northern’s ability to close new orders in its on-site business, as well as the timing and size of the contracts in the first quarter of 2006 compared to the comparable period in 2005.

Product revenue that is associated with Proton’s HOGEN S-Series and H-Series hydrogen generators increased from the comparable 2005 quarter by approximately $0.2 million and $0.3 million respectively. No HOGEN H-Series hydrogen generator revenue was recognized in the first quarter of 2005 as revenue associated with the HOGEN H-Series hydrogen generators is deferred until the expiration of the related warranty period. These increases were offset by a revenue decrease relating to Proton’s laboratory generators of approximately $0.4 million. In the first quarter of 2005 Proton determined it had adequate warranty history on its laboratory generators sold with a two-year warranty and began recognizing revenue upon shipment. As a result $0.4 million of previously deferred laboratory generator revenue was recognized in the first quarter of 2005.

The increase in service revenue relates to an increase of approximately $0.4 million associated with Northern’s operating and maintenance and spare parts business which was not fully implemented in the first quarter of 2005, as well as an increase in Proton’s service revenue of $0.2 million associated with additional HOGEN hydrogen generators in the field.

Costs of revenue:

	Quarter Ended
Cost of revenues	March 31, 2006	March 31, 2005	Increase (decrease)
Contract	$4,856,685	$6,969,519	$(2,112,834)	-30%
Product	1,162,884	1,335,772	(172,888)	-13%
Service	1,173,788	536,347	637,441	119%

Total	$7,193,357	$8,841,638	$(1,648,281)	-19%

Cost of contract revenues as a percentage of contract revenues increased from 90% in the first quarter of 2005 to 93% in the first quarter of 2006. The decreased contract margins primarily relate to an increase in unabsorbed overhead costs as a result of less contract activity at Northern in the first quarter of 2006 compared to the first quarter of 2005.

Product cost of revenue as a percentage of product revenue decreased from 127% in the first quarter of 2005 to 104% in the first quarter of 2006. The decrease in cost of product revenue as a percentage of revenue was primarily attributable to a $0.2 million reduction in lower of cost or market charges associated with Proton’s H-Series hydrogen generators in 2006 as compared to the 2005 period.

Service cost as a percentage of service revenue increased from 76% in the first quarter of 2005 to 91% in the first quarter of 2006. This increase in cost of service revenue was primarily attributable to Northern’s lower margin operating and maintenance business as a result of scheduled preventative maintenance costs incurred in the first quarter of 2006, prior to the summer utility peak season.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Quarter Ended
Hydrogen generator unit shipments	March 31, 2006	March 31, 2005	Increase (decrease)
S series	8	5	3
H series	4	1	3
Laboratory generators	18	20	(2)

Total	30	26	4

	Quarter Ended
Revenue deferred on units shipped	March 31, 2006	March 31, 2005	Increase (decrease)
S series	$—	$209,390	$(209,390)
H series	559,340	105,000	454,340
Laboratory generators	—	4,500	(4,500)

Total	$559,340	$318,890	$240,450

	Quarter Ended
Cost deferred on units shipped	March 31, 2006	March 31, 2005	Increase (decrease)
S series	$—	$175,015	$(175,015)
H series	485,705	105,000	380,705
Laboratory generators	—	4,088	(4,088)

Total	$485,705	$284,103	$201,602

During 2005, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN S Series and our laboratory generators. Therefore, in the first quarter of 2005, we began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment, and in the third quarter of 2005 we began recognizing product revenue related to sales of our HOGEN S Series hydrogen generators upon shipment.

We currently defer revenue on HOGEN H Series delivered products until the related warranty costs can be reasonably estimated.

As of March 31, 2006 the hydrogen generator unit backlog at Proton was 12 S Series, 3 H Series and 3 laboratory generator units with a total value of approximately $1.2 million.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Quarter Ended
Research and development	March 31, 2006	March 31, 2005	Increase (decrease)
Employee related	$710,469	$832,640	$(122,171)	-15%
Project material	220,759	198,660	22,099	11%
Depreciation and amortization	130,471	231,583	(101,112)	-44%
Stock based compensation	57,340	—	57,340	100%
Other	(436,379)	77,693	(514,072)	-662%

Total	$682,660	$1,340,576	$(657,916)	-49%

The decrease in employee-related costs is the result of fewer active projects in the first quarter of 2006. Research and development related depreciation and amortization decreased due to certain capitalized project costs achieving their estimated useful lives in 2005. Other costs decreased primarily due to the recognition of $0.5 million of credits in the first quarter of 2006, as a result of achieving certain specified milestones on Proton’s Connecticut Clean Energy Fund programs. No credits related to these programs were recognized in the first quarter of 2005.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Quarter Ended
Selling, general and administrative	March 31, 2006	March 31, 2005	Increase (decrease)
Employee related	$2,971,249	$2,262,113	$709,136	31%
Marketing and advertising	211,118	208,516	2,602	1%
Depreciation and amortization	361,119	269,294	91,825	34%
Stock based compensation	2,256,370	174,251	2,082,119	1195%
Legal, consulting and accounting	319,108	454,579	(135,471)	-30%
Other	1,256,283	836,652	419,631	50%

Total	$7,375,247	$4,205,405	$3,169,842	75%

The increase in employee-related expenses is primarily attributable to an increase in employee-related selling expenses as well as expenses associated with the addition of our new CEO in January 2006. The increase in other costs relates to facility expenses primarily associated with our Barre, Vermont location.

Stock-based compensation: On January 1, 2006, we adopted SFAS 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, and under this method, no stock-based compensation expense for employee stock options was recognized in the prior period in our Condensed Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation cost for the first quarter of 2005 was related to non-employee stock options and the amortization of options related to the Northern merger. Also see Note 7 to the Condensed Consolidated Financial Statements on Stock-Based Compensation.

We currently estimate our total stock-based compensation cost to be approximately $0.8 million to $1.2 million per quarter through the remainder of 2006. The decrease in estimated future stock compensation expense is the result of the additional expense incurred in the first quarter of 2006 related to the hiring of our new CEO, Ambrose Schwallie.

Interest income: Interest income increased from $265,000 for the three months ended March 31, 2005 to $349,000 for the comparable period in 2006. The increase resulted from higher average interest rates. The average interest rates for the three months ended March 31, 2006 and 2005 were approximately 3.7% and 2.0%, respectively. The average cash and marketable securities balances for the three months ended March 31, 2006 and 2005 were approximately $37.4 million and $54.1 million, respectively.

Interest expense: Interest expense increased from $95,000 for the three months ended March 31, 2005 to $152,000 for the comparable period in 2006. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations and a greater amount of average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through March 2006, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances and an initial public offering that, in total, raised approximately $187.4 million. As of March 31, 2006, we had $33.7 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $7.6 million for the three months ended March 31, 2006 and was primarily attributable to our net loss, increases in inventories as a result of less than expected demand for HOGEN hydrogen generators in the first quarter of 2006, increases in deferred costs, decreases in accounts payable as a result of timing of payments to vendors and decreases in accrued expenses. Cash used in operating activities was $9.1 million for the three months ended March 31, 2005 and was primarily attributable to our net loss, increases in accounts receivable, increases in costs in excess of billings, and decreases in billings in excess of costs.

Cash used in investing activities was $5.9 million for the three months ended March 31, 2006 and was primarily attributable to purchases of marketable securities, offset by proceeds from the maturity of marketable securities. Cash provided by investing activities was $4.7 million for the three months ended March 31, 2005 and was primarily attributable to proceeds from the maturity of marketable securities, offset by purchases of marketable securities.

Cash provided by financing activities was $798,000 for the three months ended March 31, 2006 and was primarily attributable to proceeds received in conjunction with the sale of stock, primarily to our new CEO, Ambrose Schwallie, our employee stock purchase plan and exercised incentive stock options, offset by payments under Proton’s and Northern’s debt agreements. Cash used in financing activities was $17,000 for the three months ended March 31, 2005.

We anticipate that our cash and marketable securities on hand as of March 31, 2006 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and fund on-going project costs as well as continuing our research and development activities. We cannot ensure that we will not require additional financing to fund our operations beyond those raised through our sale of stock under the equity distribution agreement described in Item 5 of Part II or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development, manufacturing, or contract programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We invest in marketable securities consisting of U.S. government and agency securities that are held by one major banking institution. Distributed Energy’s marketable securities portfolio of approximately $25.9 million includes one callable agency security with a fair market value totaling approximately $4.5 million. This security generates a higher relative rate of interest for Distributed Energy; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

The following table provides information about Distributed Energy’s financial instruments, stated at the fair value as of March 31, 2006, that are sensitive to changes in interest rates:

	2006	Total
Investments
Fixed rate investments	$25,856,503	$25,856,503
Average Interest	3.70%

Additionally, we are exposed to market risk due to variable interest rates under our financing arrangements.

At March 31, 2006, we had $5.6 million outstanding under our seven year term note that is subject to a variable interest rate. The note bears interest at one month LIBOR plus 2.375%, which was 7.01% per annum at March 31, 2006. At March 31, 2006, we had $0.4 million outstanding under our ten year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 4.25% per annum at March 31, 2006, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of March 31, 2006, we had an accumulated deficit of $143 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. For the first quarter of 2006, our largest five customers accounted for 35% of our revenues and our largest ten customers accounted for 54% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

We can not guarantee that we will be successful in our efforts to increase our business in the operations and maintenance of distributed generation equipment, and we may incur additional risk and liability which could harm our business.

We intend to grow our operating and maintenance business. This may include operations in less stable countries, which could expose us to unforeseen risks, including war, terrorism, flu pandemics, kidnapping and environmental hazards. Also, maintaining distributed generation equipment may expose us to additional sources of liability, including performance of equipment, uptime availability of equipment, maintenance and warranty costs.

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

Our backlog was approximately $21.0 and $20.5 million as of December 31, 2005 and March 31, 2006. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2005 and March 31, 2006 from which we expect to recognize revenue in fiscal 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2005 and March 31, 2006, our revenue and results of operations for fiscal 2006 as well as future reporting periods may be materially harmed.

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

The patent situation in the field of wind turbine, distributed generation and PEM fuel cell technology is complex. A large number of patents, including overlapping patents, relating to this technology have been granted worldwide. We are aware of patents in the wind turbine and distributed generation fields held by potential competitors and other third parties, including Ballard Power Systems Inc., General Electric Company, Asea Brown Boveri Ltd., Siemens AG, Gamesa Corporacion Tecnologica, S.A., ENERCON GmbH and Mitsubishi Corporation. We are also aware of patents in the fuel cell architecture field held by potential competitors and other third parties, including Ballard Power Systems Inc., General Motors Corporation, Giner, Inc., Oronzio deNora Impianti Elettrochimici S.p.A., Parker-Hannifin Corporation, Hydrogenics Corporation, Lynntech, Inc., Plug Power Inc., Shinko Pantec Co., Ltd., Siemens AG, Toyota Motor Corporation, United Technologies Corporation and Whatman Inc. Third parties could claim infringement by us with respect to these patents or other patents or proprietary rights; we may incur significant costs defending ourselves in such proceedings and there is no assurance that we will prevail in any such proceeding.

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

Our distributed generation systems often use new and untested technologies. Many of these new technologies have not reached a level of maturity that allows for a predictable level of reliability and may be subject to malfunction or failure when subjected to prolonged use in non-test conditions. Should these new technologies fail to perform as specified by their vendors, we may incur significant warranty and other costs and our relationships with our customers may suffer. Also, many vendors of these new technologies have limited financial resources and may not be able to adequately support their products in the field. All these issues could reduce our growth and profitability. Many of our systems are also located in very remote locations with extremely harsh climates that are difficult and expensive to access. The possibility of system failures could cause us to incur significant expense to redesign, reengineer, repair and/or replace defective systems or system components. In addition, as we expand our operating and maintenance services business, we may be subject to additional liability for maintaining distributed generation equipment, including performance of equipment, uptime availability of equipment, maintenance and warranty cost.

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

The market price of our common stock has fluctuated significantly over the past several months and is likely to continue to be highly volatile. The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. Our common stock may not trade at the same levels as other technology-related stocks and technology-related stocks in general may not sustain their current market prices. In addition, an active public market for our securities may not be sustained.

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

ITEM 5. Other Information

On April 10, 2006, the Company entered into an equity distribution agreement with UBS Securities LLC. The equity distribution agreement provides that the Company may offer and sell up to 3,000,000 shares of the Company’s common stock from time to time through UBS Securities LLC, as sales agent or principal. The compensation to UBS Securities LLC for acting as sales agent shall be 4% of the first $15 million of gross sales price of the shares sold, and 3% of the gross sales price of the shares in excess of $15 million. From April 12, 2006 to May 5, 2006, the Company sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $ 7,485,648. We currently intend to use the net proceeds from the sale of the securities for working capital and other general purposes, including:

•	for acquisition of businesses, products and technologies that complement or expand our business;

•	for capital expenditures made in the ordinary course of business, including facilities expansion; and

•	to repay existing indebtedness.

ITEM 6. Exhibits

Exhibit 31.1 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	DISTRIBUTED ENERGY SYSTEMS CORP. (Registrant)

	By:	/s/ Ambrose L. Schwallie
Ambrose L. Schwallie Chief Executive Officer (Principal Executive Officer)

	By:	/s/ John A. Glidden
John A. Glidden Vice President of Finance (Principal Financial and Accounting Officer)