Form 10-Q
period 2006-06-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2006-08-09
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-50453

DISTRIBUTED ENERGY SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-0177690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Technology Drive, Wallingford, CT 06492

(Address of registrant’s principal executive office)

(Registrant’s telephone number, including area code)    (203) 678-2000

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of July 25, 2006 was 39,040,429.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX to FORM 10-Q

PART I.    FINANCIAL INFORMATION

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,979,527	$20,600,791
Marketable securities (Note 4)	26,953,170	20,064,719
Current portion of restricted cash	394,505	290,373
Accounts receivable, less allowances of $163,349 and $72,772 respectively	8,368,691	8,802,419
Costs in excess of billings on contracts in progress	2,613,360	1,951,226
Inventories (Note 5)	5,181,066	3,092,784
Deferred costs	4,639,377	4,255,030
Interest receivable	199,454	134,127
Other current assets	877,288	1,032,111

Total current assets	54,206,438	60,223,580

Fixed assets, net	22,602,684	21,858,722
Long-term portion of restricted cash	1,090,750	715,750
Intangible assets, net	4,808,433	3,310,317
Goodwill	24,755,962	24,755,962
Other assets, net	314,217	281,465

Total assets	$107,778,484	$111,145,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$554,370	$545,141
Current portion of capital lease	195,925	141,448
Accounts payable	3,637,787	4,773,733
Accrued expenses (Note 6 and 11)	1,396,184	1,624,771
Accrued compensation	2,555,575	2,290,444
Accrued taxes (Note 11)	340,660	402,359
Billings in excess of costs on contracts in progress	515,492	1,159,968
Deferred revenue	5,037,517	4,563,164
Customer advances	21,347	654,541

Total current liabilities	14,254,857	16,155,569

Long term liabilities:
Deferred tax liability	564,775	564,775
Deferred revenue	255,244	144,168
Long-term debt	6,479,793	6,674,802
Long-term portion of capital lease	2,596,464	2,550,115

Total liabilities	24,151,133	26,089,429

Commitments and contingencies (Note 11)
Stockholders’ equity (Note 10):
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 39,038,429 and 37,181,632 shares issued and outstanding, respectively	390,383	371,817
Additional paid-in capital	233,095,175	221,111,515
Unearned compensation	—	(453,980)
Accumulated other comprehensive loss (Note 2)	(62,643)	(58,683)
Accumulated deficit	(149,795,564)	(135,914,302)

Total stockholders’ equity	83,628,261	85,056,367

Total liabilities and stockholders’ equity	$107,778,484	$111,145,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Contract	$5,046,515	$10,805,961	$10,272,803	$18,578,345
Product	1,824,598	600,938	2,939,906	1,655,118
Service	2,541,381	760,368	3,836,858	1,469,760

Total revenue	9,412,494	12,167,267	17,049,567	21,703,223
Cost of revenue
Contract	5,138,983	9,705,919	9,990,162	16,693,527
Product	1,847,078	693,144	3,009,961	2,028,398
Service	2,336,368	584,367	3,515,656	1,103,142

Total cost of revenue	9,322,429	10,983,430	16,515,779	19,825,067
Gross margin	90,065	1,183,837	533,788	1,878,156
Operating expenses
Research and development:
Noncash depreciation and amortization	114,782	242,343	245,253	473,926
Other research and development (includes stock based compensation of $47,000, $0, $104,000, and $0 respectively)	1,075,928	995,159	1,628,115	2,104,152
Selling, general and administrative:
Noncash depreciation and amortization	355,883	267,296	710,245	529,831
Other selling, general and administrative (includes stock based compensation of $939,000, $118,000, $3,195,000, and $292,000 respectively)	5,368,409	4,313,892	12,389,752	8,256,764

Total operating expenses	6,915,002	5,818,690	14,973,365	11,364,673

Loss from operations	(6,824,937)	(4,634,853)	(14,439,577)	(9,486,517)
Interest income	396,011	247,062	744,942	511,746
Interest expense	(186,817)	(95,442)	(339,130)	(190,203)
Other income (expense)	80,105	(19,214)	152,503	(49,862)

Net loss	$(6,535,638)	$(4,502,447)	$(13,881,262)	$(9,214,836)

Basic and diluted net loss per share	$(0.17)	$(0.13)	$(0.36)	$(0.26)

Shares used in computing basic and diluted net loss per share	38,594,830	35,970,854	38,054,955	35,847,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(13,881,262)	$(9,214,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246,094	1,248,763
Provision for bad debts	90,577	26,869
Amortization (accretion) of premiums/discounts on marketable securities	(226,031)	(4,761)
Non-cash stock-based expense	3,422,173	292,261
Loss on sale of marketable securities	—	2,200
(Gain) loss on disposal of assets	(39,276)	28,402
Changes in operating assets and liabilities:
Accounts receivable	343,151	(1,812,492)
Inventories and deferred costs	(2,472,629)	(774,271)
Costs in excess of billings	(662,134)	(2,682,510)
Other current assets and interest receivable	89,496	113,393
Other assets	(53,336)	6,143
Accounts payable and accrued expenses	(1,099,402)	494,055
Accrued taxes	(61,699)	(187,544)
Billings in excess of costs	(644,476)	(1,871,774)
Deferred revenue and contract advances	(47,765)	1,626,116

Net cash used in operating activities	(13,996,519)	(12,709,986)

Cash flows from investing activities:
Purchases of fixed assets	(1,670,862)	(678,661)
Proceeds from the sale of fixed assets	120,000	4,500
Restricted cash	(479,132)	—
Cash paid for acquisitions	(1,175,000)	—
Purchases of marketable securities	(26,863,012)	(7,116,371)
Proceeds from maturities and sales of marketable securities	20,196,632	19,002,800

Net cash (used in) provided by investing activities	(9,871,374)	11,212,268

Cash flows from financing activities:
Borrowings from long-term debt, net of issuance costs	260,296	—
Debt principal payments	(345,250)	(243,202)
Proceeds from sale of common stock, net	7,791,028	85,918
Proceeds from exercise of common stock warrants	316,000	38,301
Proceeds from exercise of common stock options	224,555	40,604

Net cash provided by (used in) financing activities	8,246,629	(78,379)

Net decrease in cash and cash equivalents	(15,621,264)	(1,576,097)
Cash and cash equivalents at beginning of period	20,600,791	5,989,896

Cash and cash equivalents at end of period	$4,979,527	$4,413,799

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

The condensed consolidated financial statements as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended June 30,
	2006	2005
Net loss	$(6,535,638)	$(4,502,447)
Unrealized gains (losses) on marketable securities arising in period	(12,885)	153,757

Total comprehensive loss	$(6,548,523)	$(4,348,690)

	Six Months Ended June 30,
	2006	2005
Net loss	$(13,881,262)	$(9,214,836)
Unrealized gains (losses) on marketable securities arising in period	(3,960)	114,763
Reclassification adjustments for losses included in net loss	13,688	2,200

Total comprehensive loss	$(13,871,534)	$(9,097,873)

Concentration of Risks

Concentration of credit risk exists with respect to cash and cash equivalents, restricted cash, accounts receivable, investments, revenue and vendors. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits. In addition, certain critical product components are only available from one source and are subject to the source’s proprietary rights.

For the quarter ended June 30, 2006 and 2005, sales to two international customers totaled approximately 13% and 7% of total Company revenue, respectively.

For the six months ended June 30, 2006, sales to five customers, four foreign and one domestic, accounted for approximately 22% of total revenues. For the six months ended June 30, 2005, sales to five customers, one foreign and four domestic, accounted for approximately 45% of total revenues.

At June 30, 2006 and December 31, 2005, accounts receivable from government-sponsored agencies accounted for approximately 8% and 16% of total Company accounts receivable, respectively. At June 30, 2006 and December 31, 2005, there were no individual customer accounts receivable greater than 10% of total receivables.

Stock-Based Compensation – Employee Stock-Based Awards

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the six months ended June 30, 2006, reflect the impact of SFAS 123(R). Non cash stock compensation expense for the three months ended June 30, 2006 was $1,025,282 and $3,375,386 for the six months ended June 30, 2006, which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123(R). In addition, stock-based compensation expense for the three months ended June 30, 2006 was $22,999 and $46,787 for the six months ended June 30, 2006 was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, generally no stock-based compensation expense for employee stock options had been recognized in the Company’s

Condensed Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), the Company’s results of operations prior to 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. As stock-based compensation expense recognized in the Company’s results for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

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

Also see Note 8 for further discussion of stock-based compensation.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, before stock-based compensation for employees, prior period	$(4,502,447)	$(9,214,836)
Add: Stock-based compensation expense for employees previously determined under the intrinsic value method, net of tax effect	118,011	264,881
Less: Stock-based compensation expense for employees determined under the fair value based method, net of tax effect	$(654,897)	$(1,385,088)

Net loss, after effect of stock-based compensation for employees	$(5,039,333)	$(10,335,043)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.13)	$(0.26)
Pro forma	$(0.14)	$(0.29)

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

3. RECENT ACCOUNTING GUIDANCE

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

4. MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2006 and December 31, 2005, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $26,953,170 and $20,064,719 at June 30, 2006 and December 31, 2005 respectively, are less than one year.

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $62,643 and $58,683 at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the Company had one callable agency security with a fair market value totaling approximately $4.5 million. This security generates a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

As of June 30, 2006, none of the Company’s investments were determined to be other than temporarily impaired.

5. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	June 30, 2006	December 31, 2005
Raw materials	$3,778,829	$1,596,413
Work in process	1,207,795	1,083,747
Finished goods	194,442	412,624

	$5,181,066	$3,092,784

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $562,665 and $568,298 at June 30, 2006 and December 31, 2005, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	June 30, 2006	December 31, 2005
Costs incurred and estimated earnings on contracts in progress	$15,389,108	$25,785,091
Less: billings to date	13,291,240	24,993,833

Costs and earnings in excess of (less than) billings, net	$2,097,868	$791,258

	June 30, 2006	December 31, 2005
Costs in excess of billings on contracts in progress	$2,613,360	$1,951,226
Billings in excess of costs on contracts in progress	(515,492)	(1,159,968)

Costs and earnings in excess of billings, net	$2,097,868	$791,258

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Accrued warranty	$221,473	$417,694
Accrued purchases	351,466	497,451
Other accruals	823,245	709,626

	$1,396,184	$1,624,771

7. LOSS PER SHARE

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods of net loss as recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 3,528,173 and 3,337,784 common stock options outstanding for the quarters ended June 30, 2006 and 2005, respectively, nor the assumed exercise of 599,449 and 1,652,731 common stock warrants outstanding for the quarters ended June 30, 2006 and 2005, respectively, since the effect would be antidilutive for the reporting periods.

8. STOCK-BASED COMPENSATION

Stock Option Plans

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

A summary of stock option activity for the six months ended June 30, 2006 under the Plans is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005 (3,264,031 exercisable)	4,558,854	$5.60
Granted	1,077,544	8.98
Exercised	(240,186)	0.93
Forfeited	(32,208)	4.43
Expired	(5,368)	7.40

Outstanding at June 30, 2006	5,358,636	$6.49	$7,907,042	6.71

Options Vested and Expected to Vest	5,137,042	$6.48	$7,673,420	6.61
Options Exercisable	3,573,970	$6.74	$5,562,636	5.71

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the three months ended June 30, 2006 and 2005 was $0.15 million and $0.17 million, respectively and for the six months ended June 30, 2006 and 2005 was $1.8 million and $0.8 million, respectively. The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was $6.25 and $1.99, respectively.

The following table summarizes additional information about stock options outstanding at June 30, 2006:

Range of Exercise Prices		Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price
$0.05	$0.37	776,635	4.65	$0.29	648,417	$0.27
0.50	2.63	628,332	8.19	2.29	175,965	2.23
2.65	2.99	657,836	7.36	2.87	497,537	2.86
3.00	4.65	535,961	7.75	3.49	473,849	3.50
4.80	7.38	642,521	5.55	6.58	564,271	6.61
7.50	8.84	761,094	8.98	8.64	218,424	8.29
8.90	10.75	656,757	7.27	10.33	296,007	10.65
11.10	16.88	44,000	4.64	13.61	44,000	13.61
17.00	17.00	655,000	4.25	17.00	655,000	17.00
24.13	24.13	500	4.30	24.13	500	24.13

$0.05	$24.13	5,358,636	6.71	$6.49	3,573,970	$6.74

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. For the six months ended June 30, 2006, the Company issued 25,390 shares associated with the Plan and recorded compensation cost of $46,787. As of June 30, 2006, 325,392 shares remained available for future issuance under the 2003 ESPP Plan.

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

For the three and six month periods ended June 30, 2006, the adoption of SFAS 123(R) had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended June 30, 2006
	Using APB No. 25 Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(6,084,024)	$(740,913)	$(6,824,937)
Loss before income taxes	(5,794,725)	(740,913)	(6,535,638)
Net loss	(5,794,725)	(740,913)	(6,535,638)
Basic and diluted earnings per share	(0.16)	(0.02)	(0.17)

	Six Months Ended June 30, 2006
	Using APB No. 25 Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(12,030,773)	$(2,408,804)	$(14,439,577)
Loss before income taxes	(11,472,458)	(2,408,804)	(13,881,262)
Net loss	(11,472,458)	(2,408,804)	(13,881,262)
Basic and diluted earnings per share	(0.30)	(0.06)	(0.36)

Total non-cash stock compensation, including the impact of SFAS 123(R) for the three and six-month periods ended June 30, 2006 was $1,048,000 and $3,422,000, respectively. This amount was recognized as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Selling, general and administrative	$939,000	$3,195,000
Research and development	47,000	104,000
Cost of revenue	62,000	123,000

Total non-cash stock compensation	$1,048,000	$3,422,000

As of June 30, 2006, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $4.8 million, which is expected to be recognized over the remaining weighted average vesting period of 35 months. Compensation costs for all stock-based awards granted on or prior to December 31, 2005 and all stock-based awards granted subsequent to December 31, 2005 will be recognized using the ratable single-option method.

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

	Six Months Ended June 30,
	2006	2005
Risk free interest rate	4.72% -5.07%	3.72%
Expected dividend yield	None	None
Expected term of option	5.75 -6 years	5 years
Expected volatility	77% - 78%	91%

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

As stock-based compensation expense recognized in our results for the three and six-month periods ended June 30, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 and the shares vest one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 and vest immediately. The total compensation cost reflected in selling, general and administrative expenses associated with these two grants is approximately $221,000 for the three months ended June 30, 2006 and $691,000 for the six months ended June 30, 2006.

Mr. Schwallie also has the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The number of shares subject to this agreement vest immediately upon the achievement of these performance goals. The Company determined that as of June 30, 2006 it was not probable that these restricted shares would be issued and therefore no compensation cost has yet been recognized. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, these restricted shares would be granted to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

Other Stock-Based Compensation

In connection with the grant of certain stock options to Northern optionholders as part of the merger consideration on December 10, 2003 (the “merger options”), the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to merger options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and was being amortized over the vesting periods of the related merger options. Beginning January 1, 2006, the Company fair valued these options using the same assumptions as those previously described. During the three month periods ended June 30, 2006 and 2005 the Company recorded non-cash compensation expense relating to these merger options totaling $71,569 and $118,011, respectively and $164,132 and $264,881 for the six months ended June 30, 2006 and 2005, respectively. Previously, forfeitures associated with these merger options were recorded as incurred, however, FAS123(R) requires that an estimated forfeiture rate be applied to outstanding awards. As a result, in the first quarter of 2006, the Company reversed approximately $35,000 of previously recognized compensation cost associated with these estimated forfeitures which is reflected in selling, general, and administrative expenses. This amount was reduced by $1,249 for the three months ended June 30, 2006 for actual forfeitures. Our deferred stock compensation balance of $453,980 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS 123(R).

During the three-month period ending June 30, 2006 the Company granted non-qualified stock options with a ten-year term to non employees to purchase 4,000 shares of common stock. The Company recognized compensation expense based on the fair value of these options of $15,050. There were no stock options granted to non employees during the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005 the Company granted non-qualified stock options with a ten-year term, to non-employees to purchase 26,794 and 10,000 shares of common stock, respectively. The Company recognized compensation expense based on the fair value of these options of $156,778 and $27,380, respectively.

9. ACQUISITION

On April 3, 2006, Northern acquired the operations and maintenance business of Crown Engineering and Construction, Inc. or Crown for $1,175,000 in cash and 105,000 shares of the Company’s common stock. The fair market value of the common stock was $702,450. Transaction costs incurred as a result of this acquisition were not material and were expensed as incurred.

The purchase price was allocated to the estimated fair value of the Crown net assets acquired. The following table sets forth the calculation of the purchase price:

Fair value of common stock	$702,450
Cash	1,175,000

$1,877,450

Under the purchase method of accounting, the total purchase price was allocated to Crown’s net tangible and intangible assets based on their fair value as of April 3, 2006, as adjusted for negative goodwill. The purchase price allocation is as follows:

Tangible assets acquired:
Vehicles	$61,000
Other assets	43,545

Tangible assets acquired	104,545

Amortizable intangible assets acquired:
Service contracts	1,458,155
Non-compete agreement	314,750

Amortizable intangible assets acquired	1,772,905
Total assets acquired	$1,877,450

The amortizable intangible assets consisting of service contracts and non-compete agreement have useful lives not exceeding eight years. The weighted average useful life of the amortizable assets acquired was approximately 81 months at April 3, 2006.

The intangible assets acquired were valued using the Income Approach – Discounted Cash Flow Method and consist of the following:

Service Contracts: Northern acquired the right, title and interest in eight operation and maintenance contracts from Crown. The remaining contract lives range from one to ten years with an average of five years remaining. An 18% discount rate was utilized based on Northern’s estimated weighted average cost of capital.

Non-compete Agreement: In connection with the acquisition, Crown agreed that it will not directly or indirectly compete with Northern or Distributed Energy for engineering, procurement and construction of natural gas engine or turbine driven cogeneration projects under 10 MW in the State of California for a period of three years. The fair value of the agreement was valued utilizing the Lost Profits method. An 18% discount rate was utilized based on Northern Power’s estimated weighted average cost of capital.

The fair value of the assets acquired from Crown exceed the cost of the acquisition by $568,126. This excess amount was allocated as a pro rata reduction of the values assigned to the intangible assets acquired. The result of the allocation of the excess is as follows:

	Fair Values	Allocation of Excess	Final Asset Value
Service Contracts	$1,925,420	$(467,265)	$1,458,155
Non Compete	415,611	(100,861)	314,750

	$2,341,031	$(568,126)	$1,772,905

Intangible assets related to Crown recorded on the balance sheet of Northern Power, the reportable segment to whom all intangibles of the Company are assigned as of June 30, 2006, are comprised of the following:

	Gross Amount	Accumulated Amortization
Service Contracts	$1,458,155	$(47,037)
Non Compete	314,750	(26,229)

	$1,772,905	$(73,266)

10. STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended were as follows (in thousands):

Balance at December 31, 2005	$85,056
Net loss	(13,881)
Issuance of common stock from exercise of stock options and warrants	541
Issuance of common stock from ESPP program exercises	129
Issuance of common stock through equity distribution program, net of expenses	7,162
Stock based compensation	3,293
Issuance of common stock for Crown acquisition	702
Change in unrealized gain on marketable securities	(4)
Amortization of unearned compensation	129
Sale of common stock	501

Balance at June 30, 2006	$83,628

On April 10, 2006, the Company entered into an equity distribution agreement with UBS Securities LLC. The equity distribution agreement provides that the Company may offer and sell up to 3,000,000 shares of the Company’s common stock from time to time through UBS Securities LLC, as sales agent or principal. The compensation to UBS Securities LLC for acting as sales agent was 4% of the first $15 million of gross sales price of the shares sold, and 3% of the gross sales price of the shares in excess of $15 million. From April 12, 2006 to May 5, 2006, the Company sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $7,485,648. On May 17, 2006, the Company completed sales under the equity distribution agreement.

11. COMMITMENTS AND CONTINGENCIES

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

CCEF Advance Balance
December 31, 2002	$—
Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

June 30, 2006	$—

Warranty

The changes in the carrying amount of warranties for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
Balance as of December 31:	$417,693	$273,027
Warranties issued in period	303,856	294,870
Adjustments to provision	80,223	(4,795)
Warranty claims	(580,299)	(98,180)

Balance as of June 30:	$221,473	$464,922

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire October 15, 2010; whereby the Company could be required to pay back a portion of the sales tax relief received. The employment threshold clause is subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Agreement, plus a 7.5% penalty). Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets. The Company does not anticipate meeting the employment threshold recapture clause by the compliance date of December 31, 2006 and as such accrued $143,000 during the fourth quarter of 2005 for possible tax repayments and penalties. At this time all the other conditions that would require payment are remote and the Company has not accrued any additional liability.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $341,000 and $402,000 for certain state income and sales tax contingencies for which there may be exposure at June 30, 2006 and December 31, 2005, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

12. SEGMENT FINANCIAL DATA

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

Financial information as of and for the quarters ended June 30, 2006 and 2005, (all amounts in 000s) is summarized below.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Proton	$2,538	$1,137	$4,429	$2,903
Northern	6,875	11,030	12,620	18,800

Consolidated	$9,413	$12,167	$17,049	$21,703

Included within Northern’s revenues for the quarters ended June 30, 2006 and 2005 are sales to two international customers totaling approximately 13% and 7% of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Loss from operations:
Proton	$(2,345)	$(2,332)	$(4,202)	$(4,613)
Northern	(2,819)	(1,339)	(5,402)	(2,901)
Eliminations and other	(1,661)	(964)	(4,836)	(1,973)

Consolidated	$(6,825)	$(4,635)	$(14,440)	$(9,487)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss:
Proton	$(2,341)	$(2,425)	$(4,182)	$(4,805)
Northern	(2,875)	(1,348)	(5,479)	(2,931)
Eliminations and other	(1,319)	(729)	(4,220)	(1,479)

Consolidated	$(6,535)	$(4,502)	$(13,881)	$(9,215)

	June 30, 2006	December 31, 2005
Total assets:
Proton	$80,258	$85,198
Northern	51,144	47,018
Eliminations and other	(23,624)	(21,070)

Consolidated	$107,778	$111,146

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

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed over 750 hydrogen generators in more than 41 countries over more than six years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

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

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. Estimated warranty obligations are recorded in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical warranty experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should we experience actual repair costs that are higher than the estimated repair costs used to calculate the provision, our results of operations for the period or periods in which such additional costs materialize will be adversely affected.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Condensed Consolidated Financial Statements, as of and for the three and six month periods ended June 30, 2006, reflect the impact of SFAS 123(R). Non-cash stock compensation expense for the three months ended June 30, 2006, was $1,025,282, and for the six months ended June 30, 2006 was $3,375,386, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense for the three and six-month periods ended June 30, 2006 of $22,999 and $46,787, respectively was recognized related to our ESPP.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Also see Note 8 to the Consolidated Financial Statements on Stock-Based Compensation.

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

Recent Accounting Guidance

In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards, which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Revenues:

	Quarter Ended
Net revenues	June 30, 2006	June 30, 2005	Increase (decrease)
Contract	$5,046,515	$10,805,961	$(5,759,446)	-53%
Product	1,824,598	600,938	1,223,660	204%
Service	2,541,381	760,368	1,781,013	234%

Total	$9,412,494	$12,167,267	$(2,754,773)	-23%

The decrease in contract revenues is a result of lower revenue associated with Northern’s engineering service business. Northern’s on-site revenues declined approximately $3.4 million in the second quarter of 2006 compared to the comparable 2005 quarter due to the timing and size of the contracts for which revenue was recognized in each period. Specifically, in the 2005 quarter, several large percentage of completion projects were in the full construction stage, whereby in 2006, the average size of contracts currently in progress is smaller. Northern’s industrial infrastructure revenues declined approximately $1.1 million in the second quarter of 2006 compared to the 2005 quarter due to the recognition of revenue in the second quarter of 2005 associated with one large contract accounted for under the completed contract method of accounting. Additionally, revenue associated with wind contracts decreased approximately $1.8 million from the comparable 2005 quarter.

The increase in product revenue relates to the recognition of $0.7 million of revenue associated with our HOGEN H-Series hydrogen generators upon expiration of the related warranty period. No HOGEN H-Series hydrogen generator revenue was recognized in the second quarter of 2005. The increase is also attributable to an increased number of HOGEN S-Series hydrogen generators shipped and related revenue recognized, in the second quarter of 2006 compared to the revenue that was recognized in the second quarter of 2005 upon expiration of the product warranty period.

The increase in service revenue is primarily attributable to Northern’s domestic operating and maintenance services and additional service revenues recognized relating to its acquisition of Crown in the second quarter of 2006.

As of June 30, 2006, product backlog had a total value of approximately $1.0 million and contract backlog had a total value of approximately $31 million.

Costs of revenue:

	Quarter Ended
Cost of revenues	June 30, 2006	June 30, 2005	Increase (decrease)
Contract	$5,138,983	$9,705,919	$(4,566,936)	-47%
Product	1,847,078	693,144	1,153,934	166%
Service	2,336,368	584,367	1,752,001	300%

Total	$9,322,429	$10,983,430	$(1,661,001)	-15%

Cost of contract revenues as a percentage of contract revenues increased from 90% in the second quarter of 2005 to 102% in the second quarter of 2006. The increase in contract costs as a percentage of contract revenue primarily relates to an increase in unabsorbed overhead costs. The increase in unabsorbed overhead costs is a result of less contract activity at Northern and increased hiring in anticipation of increased contract volume.

Product cost of revenue as a percentage of product revenue decreased from 115% in the second quarter of 2005 to 101% in the second quarter of 2006. This decrease in product cost of revenue as a percentage of product revenue is primarily attributable to the increased revenue from the sale of our HOGEN S-Series hydrogen generators.

Service cost of revenue as a percentage of service revenue increased from 77% in the second quarter of 2005 to 92% in the second quarter of 2006. This increase in cost of service revenue was primarily attributable to a change in Northern’s mix of service contracts. In the second quarter of 2005, service revenues were primarily from one-time higher margin international field service time and material contracts. In the second quarter of 2006, over 65% of the revenue is attributed to longer term, multi year domestic operating and maintenance contracts which tend to have lower margins. While these operating and maintenance contracts have lower margins, they provide a base recurring revenue stream and opportunities for additional higher margin project work.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Quarter Ended
Hydrogen generator unit shipments	June 30, 2006	June 30, 2005	Increase (decrease)
S series	18	7	11
H series	5	7	(2)
Laboratory generators	16	14	2

Total	39	28	11

	Quarter Ended
Revenue deferred on units shipped	June 30, 2006	June 30, 2005	Increase (decrease)
S series	$—	$399,891	$(399,891)
H series	742,760	844,270	(101,510)
Laboratory generators	—	—	—

Total	$742,760	$1,244,161	$(501,401)

	Quarter Ended
Cost deferred on units shipped	June 30, 2006	June 30, 2005	Increase (decrease)
S series	$—	$230,680	$(230,680)
H series	672,253	829,575	(157,322)
Laboratory generators	—		—

Total	$672,253	$1,060,255	$(388,002)

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

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Quarter Ended
Research and development	June 30, 2006	June 30, 2005	Increase (decrease)
Employee related	$609,257	$595,150	$14,107	2%
Project material	332,598	326,870	5,728	2%
Depreciation and amortization	114,782	242,343	(127,561)	-53%
Stock based compensation	46,889	—	46,889	100%
Other	87,184	73,139	14,045	19%

Total	$1,190,710	$1,237,502	$(46,792)	-4%

Research and development related depreciation and amortization decreased due to certain capitalized project costs achieving their estimated useful lives in 2005.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Quarter Ended
Selling, general and administrative	June 30, 2006	June 30, 2005	Increase (decrease)
Employee related	$2,735,972	$2,604,936	$131,036	5%
Marketing and advertising	290,751	217,133	73,618	34%
Depreciation and amortization	355,883	267,296	88,587	33%
Stock based compensation	939,445	118,011	821,434	696%
Legal, consulting and accounting	275,053	336,972	(61,919)	-18%
Other	1,127,188	1,036,840	90,348	9%

Total	$5,724,292	$4,581,188	$1,143,104	25%

The increase in employee-related expenses is primarily attributable to an increase in the number of employees, employee-related selling expenses as well as expenses associated with the addition of our new CEO in January 2006. The increase in depreciation and amortization is primarily due to increased capital expenditures in the fourth quarter of 2005, relating to our Barre, Vermont facility.

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

Stock-based compensation cost for the second quarter of 2005 was related to non-employee stock options and the amortization of options related to the Northern merger. Also see Note 8 to the Condensed Consolidated Financial Statements on Stock-Based Compensation.

We currently estimate our total stock-based compensation cost to be approximately $0.8 million to $1.2 million per quarter through the remainder of 2006. This amount represents a decrease from the first quarter of 2006, when we incurred stock-based compensation cost related to the hiring of our new CEO, Ambrose Schwallie.

Interest income: Interest income increased from $247,000 for the three months ended June 30, 2005 to $396,000 for the comparable period in 2006. The increase resulted from higher average interest rates, partially offset by lower cash balances. The average interest rates for the three months ended June 30, 2006 and 2005 were approximately 4.7% and 2.1%, respectively. The average cash and marketable securities balances for the six months ended June 30, 2006 and 2005 were approximately $33.8 million and $47.6 million, respectively.

Interest expense: Interest expense increased from $95,000 for the three months ended June 30, 2005 to $187,000 for the comparable period in 2006. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations and a greater amount of average debt outstanding.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

Revenues:

	Year To Date
Net revenues	June 30, 2006	June 30, 2005	Increase (decrease)
Contract	$10,272,803	$18,578,345	$(8,305,542)	-45%
Product	2,939,906	1,655,118	1,284,788	78%
Service	3,836,858	1,469,760	2,367,098	161%

Total	$17,049,567	$21,703,223	$(4,653,656)	-21%

The decrease in contract revenues is a result of lower revenue associated with Northern’s engineering service business. Northern’s on-site revenues declined approximately $4.7 million in the first six months of 2006 compared to the comparable 2005 period due to the timing and size of the contracts for which revenue was recognized in each period. Specifically, in the 2005 period, several projects were in the full construction stage. Northern’s industrial infrastructure revenues declined approximately $2.3 million in the first six months of 2006 compared to 2005 due to the impact of fewer contracts and the recognition of revenue in 2005 associated with one large contract accounted for under the completed contract method of accounting. Additionally, revenue associated with wind contracts decreased approximately $2.3 from the comparable 2005 period.

Product revenue that is associated with Proton’s HOGEN H-Series and S-Series hydrogen generators increased from the comparable 2005 period by approximately $1.1 million and $0.7 million, respectively. No HOGEN H-Series hydrogen generator revenue was recognized in the first six months of 2005 as revenue associated with the HOGEN H-Series hydrogen generators is deferred until the expiration of the related product warranty period. These increases were offset by a revenue decrease relating to Proton’s laboratory generators of approximately $0.4 million. In the first half of 2005 Proton determined it had adequate warranty history on its laboratory generators sold with a two-year warranty and began recognizing revenue upon shipment. As a result, $0.4 million of previously deferred laboratory generator revenue was recognized in the first six months of 2005.

The increase in service revenue is primarily attributable to Northern’s entry into the long-term domestic operating and maintenance contract business in the third quarter of 2005. In addition, revenues for the first six months of 2006 include operating and maintenance revenues relating to Northern’s acquisition of Crown in the second quarter.

As of June 30, 2006, product backlog had a total value of approximately $1.0 million and contract backlog had a total value of approximately $31 million.

Costs of revenue:

	Year To Date
Cost of revenues	June 30, 2006	June 30, 2005	Increase (decrease)
Contract	$9,990,162	$16,693,527	$(6,703,365)	-40%
Product	3,009,961	2,028,398	981,563	48%
Service	3,515,656	1,103,142	2,412,514	219%

Total	$16,515,779	$19,825,067	$(3,309,288)	-17%

Cost of contract revenues as a percentage of contract revenues increased from 90% in the first six months of 2005 to 97% in the first six months of 2006. The decreased contract margins primarily relate to an increase in unabsorbed overhead costs. The increase in unabsorbed overhead costs is a result of less contract activity at Northern in the first six months of 2006 compared to the first six months of 2005 and increased hiring in anticipation of increased contract volume.

Product cost of revenue as a percentage of product revenue decreased from 123% in the fist six months of 2005 to 102% in the first six months of 2006. This decrease in product cost of revenue as a percentage of product revenue is primarily attributable to the increased sales volume of Proton’s HOGEN S-Series hydrogen generators as well as reduced lower of cost or market charges associated with our HOGEN H-Series hydrogen generators in 2006 as compared to the 2005 period.

Service cost as a percentage of service revenue increased from 75% in the first half of 2005 to 92% in the first half of 2006. This increase in cost of service revenue was primarily attributable to a change in Northern’s mix of service contracts. In 2005 service revenues were primarily from one-time higher margin international field service time and material contracts. In the first six months of 2006 the lower margin reflects a greater proportion of lower margin long-term domestic operating and maintenance contracts. While these operating and maintenance contracts have lower margins, they provide a base recurring revenue stream and opportunities for additional higher margin project work.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Year To Date
Hydrogen generator unit shipments	June 30, 2006	June 30, 2005	Increase (decrease)
S series	26	12	14
H series	9	8	1
Laboratory generators	34	34	—

Total	69	54	15

	Year To Date
Revenue deferred on units shipped	June 30, 2006	June 30, 2005	Increase (decrease)
S series	$—	$609,281	$(609,281)
H series	1,507,745	949,270	537,825
Laboratory generators	—	4,500	(4,500)

Total	$1,507,745	$1,563,051	$(75,956)

	Year To Date
Cost deferred on units shipped	June 30, 2006	June 30, 2005	Increase (decrease)
S series	$—	$405,695	$(405,695)
H series	1,280,226	934,575	345,651
Laboratory generators	—	4,088	(4,088)

Total	$1,280,226	$1,344,358	$(64,132)

During 2005, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN S Series and our laboratory generators. Therefore, in the first six months of 2005, we began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment, and in the third quarter of 2005 we began recognizing product revenue related to sales of our HOGEN S Series hydrogen generators upon shipment.

We currently defer revenue on HOGEN H Series delivered products until the related warranty costs can be reasonably estimated.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Year To Date
Research and development	June 30, 2006	June 30, 2005	Increase (decrease)
Employee related	$1,349,054	$1,436,689	$(87,635)	-6%
Project material	553,357	525,617	27,740	5%
Depreciation and amortization	245,253	473,926	(228,673)	-48%
Stock based compensation	104,230	—	104,230	100%
Other	(378,526)	141,846	(520,372)	-367%

Total	$1,873,368	$2,578,078	$(704,710)	-27%

Research and development related depreciation and amortization decreased due to certain capitalized project costs achieving their estimated useful lives in 2005. Other costs decreased primarily due to the recognition of $0.5 million of credits in the first quarter of 2006, as a result of achieving certain specified milestones on Proton’s Connecticut Clean Energy Fund programs. No credits related to these programs were recognized in the first half of 2005.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Year To Date
Selling, general and administrative	June 30, 2006	June 30, 2005	Increase (decrease)
Employee related	$5,707,658	$4,885,620	$822,038	17%
Marketing and advertising	501,891	426,137	75,754	18%
Depreciation and amortization	710,245	529,831	180,414	34%
Stock based compensation	3,195,756	292,262	2,903,494	993%
Legal, consulting and accounting	735,948	791,550	(55,602)	-7%
Other	2,248,499	1,861,195	387,304	21%

Total	$13,099,997	$8,786,595	$4,313,402	49%

The increase in employee-related expenses is primarily attributable to an increase in the number of employees, employee-related selling expenses as well as expenses associated with the addition of our new CEO in January 2006. The increase in other costs relates primarily to increased recruiting expense. The increase in depreciation and amortization is primarily due to increased capital expenditures in the fourth quarter of 2005 related to our Barre, Vermont facility.

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

We currently estimate our total stock-based compensation cost to be approximately $0.8 million to $1.2 million per quarter through the remainder of 2006. This amount represents a decrease from the first quarter of 2006, when we incurred stock-based compensation cost related to the hiring of our new CEO, Ambrose Schwallie.

Interest income: Interest income increased from $512,000 for the six months ended June 30, 2005 to $744,942 for the comparable period in 2006. The increase resulted from higher average interest rates. The average interest rates for the six months ended June 30, 2006 and 2005 were approximately 4.2% and 2.0%, respectively. The average cash and marketable securities balances for the six months ended June 30, 2006 and 2005 were approximately $35.8 million and $51.1 million, respectively.

Interest expense: Interest expense increased from $190,000 for the six months ended June 30, 2005 to $339,000 for the comparable period in 2006. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations and a greater amount of average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through March 2006, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances, an initial public offering, and an equity distribution agreement that, in total, raised approximately $195.2 million. As of June 30, 2006, we had $31.9 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $14.0 million for the six months ended June 30, 2006 and was primarily attributable to our net loss, increases in inventories as a result of less than expected demand for HOGEN hydrogen generators in the first half of 2006, and increases in deferred costs. Cash used in operating activities was $12.7 million in the six months ended June 30, 2005 primarily attributable to our net loss, increases in accounts receivable, contract costs not yet billed and decreases in billings in excess of costs.

Cash used in investing activities was $9.9 million for the six months ended June 30, 2006 and was primarily attributable to purchases of marketable securities, the acquisition of the operations and maintenance business of Crown and the purchase of fixed assets, offset by proceeds from the maturity of marketable securities. Cash provided by investing activities was $11.2 million for the six months ended June 30, 2005 and was primarily attributable to proceeds from the maturity and sale of marketable securities, offset by purchases of marketable securities and fixed assets.

Cash provided by financing activities was $8.2 million for the six months ended June 30, 2006 and was primarily attributable to proceeds received in conjunction with the sale of stock, under an equity distribution agreement. The Company sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $7,485,648. Additional proceeds were received from exercised incentive stock options and exercised common stock warrants. Cash used in financing activities was $78,000 for the six months ended June 30, 2005 and was primarily attributable to payments under Proton’s and Northern’s debt agreements offset by proceeds received in conjunction with the employee stock purchase plan, exercised incentive stock options, and exercised common stock warrants.

We anticipate that our cash and marketable securities on hand as of June 30, 2006 will be adequate to fund our operations, working capital and capital expenditure requirements for at least the next 12 months. Over the next 12 months, we expect to continue to fund the production of our hydrogen generators and fund on-going project costs as well as continuing our research and development activities. We cannot ensure that we will not require additional financing to fund our operations, or that, if required, any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available, we may be required to delay, reduce or eliminate some of our research and development, manufacturing, or contract programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We invest in marketable securities consisting of U.S. government and agency securities that are held by one major banking institution. Distributed Energy’s marketable securities portfolio of approximately $27.0 million includes one callable agency security with a fair market value totaling approximately $4.5 million. This security generates a higher relative rate of interest for Distributed Energy; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

The following table provides information about Distributed Energy’s financial instruments, stated at the fair value as of June 30, that are sensitive to changes in interest rates:

	2006	Total
Investments
Fixed rate investments	$26,953,170	$26,953,170
Average Interest	4.20%

Additionally, we are exposed to market risk due to variable interest rates under our financing arrangements.

At June 30, 2006, we had $5.5 million outstanding under our seven year term note that is subject to a variable interest rate. The note bears interest at one month LIBOR plus 2.375%, which was 7.48% per annum at June 30, 2006. At June 30, 2006, we had $0.4 million outstanding under our ten year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 4.25% per annum at June 30, 2006, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006, the Company’s principal executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of June 30, 2006, we had an accumulated deficit of $150 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. For the second quarter of 2006, our largest five customers accounted for 29% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

Our backlog was approximately $32 million as of June 30, 2006. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of June 30, 2006 from which we expect to recognize revenue in fiscal 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of June 30, 2006, our revenue and results of operations for fiscal 2006 as well as future reporting periods may be materially harmed.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 9% of our outstanding common stock at July 25, 2006. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders (“Annual Meeting”) held on June 6, 2006, the Company’s stockholders approved the following:

(1) To elect each of the following directors as Class III Director for a three-year term to extend until the Company’s 2009 annual meeting of stockholders and until his successor is duly elected and qualified:

Nominee	For	Withheld	Against/Abstain	Broker Non Votes
Walter W. Schroeder	31,669,425	419,368	—	—
Robert W. Shaw, Jr.	31,669,425	419,368	—	—

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company’s registered public accountant for the current fiscal year	31,823,575	—	40,275	—

ITEM 5. Other Information

On April 10, 2006, the Company entered into an equity distribution agreement with UBS Securities LLC. The equity distribution agreement provides that the Company may offer and sell up to 3,000,000 shares of the Company’s common stock from time to time through UBS Securities LLC, as sales agent or principal. The compensation to UBS Securities LLC for acting as sales agent was 4% of the first $15 million of gross sales price of the shares sold, and 3% of the gross sales price of the shares in excess of $15 million. From April 12, 2006 to May 5, 2006, the Company sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $7,485,648. We currently intend to use the net proceeds from the sale of the securities for working capital and other general purposes, including:

•	for acquisition of businesses, products and technologies that complement or expand our business;

•	for capital expenditures made in the ordinary course of business, including facilities expansion; and

•	to repay existing indebtedness.

On May 17, 2006, the Company announced that it had completed sales under the equity distribution agreement.

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

Date: August 9, 2006	DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

By:	/S/ AMBROSE L. SCHWALLIE
Ambrose L. Schwallie
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ ROBERT B. NIESZCZEZEWSKI
Robert B. Nieszczezewski
Corporate Controller
(Principal Financial and Accounting Officer)