Form 10-Q
period 2006-09-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2006-11-09
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2006 was 39,235,219.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX to FORM 10-Q

PART I.    FINANCIAL INFORMATION

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,648,945	$20,600,791
Marketable securities (Note 4)	19,299,819	20,064,719
Current portion of restricted cash	802,005	290,373
Accounts receivable, less allowances of $207,149 and $72,772 respectively	13,726,185	8,802,419
Costs in excess of billings on contracts in progress	1,892,141	1,951,226
Inventories (Note 5)	5,186,125	3,092,784
Deferred costs	563,364	4,255,030
Interest receivable	241,375	134,127
Other current assets	697,368	1,032,111

Total current assets	44,057,327	60,223,580

Fixed assets, net	22,625,291	21,858,722
Long-term portion of restricted cash	6,151,405	715,750
Intangible assets, net	4,634,405	3,310,317
Goodwill	24,755,962	24,755,962
Other assets, net	330,545	281,465

Total assets	$102,554,935	$111,145,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$541,556	$545,141
Current portion of capital lease	206,328	141,448
Accounts payable	4,527,509	4,773,733
Accrued expenses (Note 6 and 12)	1,364,331	1,624,771
Accrued compensation	2,115,644	2,290,444
Accrued taxes (Note 12)	266,600	402,359
Billings in excess of costs on contracts in progress	4,223,233	1,159,968
Deferred revenue	822,105	4,563,164
Customer advances	41,602	654,541

Total current liabilities	14,108,908	16,155,569

Long term liabilities:
Deferred tax liability	564,775	564,775
Deferred revenue	211,660	144,168
Long-term debt	6,574,854	6,674,802
Long-term portion of capital lease	2,600,321	2,550,115

Total liabilities	24,060,518	26,089,429

Commitments and contingencies (Note 12)
Stockholders’ equity (Note 11):
Preferred stock, undesignated, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 39,122,834 and 37,181,632 shares issued and outstanding, respectively	391,228	371,817
Additional paid-in capital	234,235,216	221,111,515
Unearned compensation	—	(453,980)
Accumulated other comprehensive loss (Note 2)	(21,209)	(58,683)
Accumulated deficit	(156,110,818)	(135,914,302)

Total stockholders’ equity	78,494,417	85,056,367

Total liabilities and stockholders’ equity	$102,554,935	$111,145,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Contract	$7,407,614	$7,956,580	$17,680,417	$26,534,925
Product	5,644,028	2,753,810	8,583,934	4,408,928
Service	1,703,661	1,566,226	5,540,519	3,035,986

Total revenue	14,755,303	12,276,616	31,804,870	33,979,839
Cost of revenue
Contract	7,135,277	7,357,906	17,125,439	24,051,433
Product	5,262,627	2,347,208	8,272,588	4,375,606
Service	1,850,167	1,077,292	5,365,823	2,180,434

Total cost of revenue	14,248,071	10,782,406	30,763,850	30,607,473
Gross margin	507,232	1,494,210	1,041,020	3,372,366
Operating expenses
Research and development:
Noncash depreciation and amortization	103,399	131,128	348,652	605,054
Other research and development (includes stock based compensation of $55,000, $0, $159,000, and $0 respectively)	842,757	1,090,622	2,470,869	3,194,774
Selling, general and administrative:
Noncash depreciation and amortization	387,183	285,041	1,104,185	814,872
Other selling, general and administrative (includes stock based compensation of $878,000, $104,000, $4,074,000, and $397,000 respectively)	5,722,482	3,704,828	18,105,477	11,961,592

Total operating expenses	7,055,821	5,211,619	22,029,183	16,576,292

Loss from operations	(6,548,589)	(3,717,409)	(20,988,163)	(13,203,926)
Interest income	357,550	238,550	1,102,492	750,296
Interest expense	(195,259)	(125,857)	(534,389)	(316,060)
Other income (expense)	71,044	18,149	223,544	(31,713)

Net loss	$(6,315,254)	$(3,586,567)	$(20,196,516)	$(12,801,403)

Basic and diluted net loss per share	$(0.16)	$(0.10)	$(0.53)	$(0.36)

Shares used in computing basic and diluted net loss per share	39,062,609	36,426,938	38,394,530	36,042,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(20,196,516)	$(12,801,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,899,499	1,835,195
Provision for bad debts	134,376	29,049
Amortization of premiums/discounts on marketable securities	(311,246)	11,292
Non-cash stock-based expense	4,441,963	445,264
Loss on sale of marketable securities	—	2,200
(Gain) loss on disposal of assets	(18,930)	91,539
Changes in operating assets and liabilities:
Accounts receivable	(5,058,142)	(5,593,387)
Inventories and deferred costs	1,598,325	(82,772)
Costs in excess of billings	59,085	(556,663)
Other current assets and interest receivable	227,495	331,501
Other assets	(69,348)	8,215
Accounts payable and accrued expenses	(681,464)	2,017,238
Accrued taxes	(135,759)	(181,757)
Billings in excess of costs	3,063,265	(1,934,249)
Deferred revenue and contract advances	(4,286,506)	635,177

Net cash used in operating activities	(19,333,903)	(15,743,561)

Cash flows from investing activities:
Purchases of fixed assets	(2,193,508)	(1,200,965)
Proceeds from the sale of fixed assets	120,000	4,500
Restricted cash	(5,947,287)	—
Cash paid for acquisition, including transaction costs	(1,175,000)	—
Purchases of marketable securities	(26,863,012)	(9,803,161)
Proceeds from maturities and sales of marketable securities	27,976,632	28,786,800

Net cash (used in) provided by investing activities	(8,082,175)	17,787,174

Cash flows from financing activities:
Borrowings from long-term debt, net of issuance costs	523,488	236,270
Debt principal payments	(511,935)	(371,004)
Proceeds from sale of common stock, net	7,860,295	137,150
Proceeds from exercise of common stock warrants	317,437	38,301
Proceeds from exercise of common stock options	274,947	278,946

Net cash provided by financing activities	8,464,232	319,663

Net (decrease) increase in cash and cash equivalents	(18,951,846)	2,363,276
Cash and cash equivalents at beginning of period	20,600,791	5,989,896

Cash and cash equivalents at end of period	$1,648,945	$8,353,172

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

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions.

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	Three Months Ended September 30,
	2006	2005
Net loss	$(6,315,254)	$(3,586,567)
Unrealized gains on marketable securities arising in period	41,434	121,477

Total comprehensive loss	$(6,273,820)	$(3,465,090)

	Nine Months Ended September 30,
	2006	2005
Net loss	$(20,196,516)	$(12,801,403)
Unrealized gains on marketable securities arising in period	37,474	236,240
Reclassification adjustments for losses included in net loss	13,688	2,200

Total comprehensive loss	$(20,145,354)	$(12,562,963)

Concentration of Risks

Concentration of credit risk exists with respect to cash and cash equivalents, restricted cash, accounts receivable, investments, revenue and vendors. The Company maintains its cash and cash equivalents, restricted cash and investments with high quality financial institutions. At times, amounts may exceed federally insured deposit limits. In addition, certain critical product components are only available from one source and are subject to the source’s proprietary rights.

For the quarter ended September 30, 2006, sales to five customers, three domestic and two international, accounted for approximately 40% of total revenues. For the quarter ended September 30, 2005, sales to five domestic customers accounted for approximately 41% of total revenues.

For the nine months ended September 30, 2006, sales to five customers, three international and two domestic, accounted for approximately 28% of total revenues. For the nine months ended September 30, 2005, sales to six customers, one international and five domestic, accounted for approximately 43% of total revenues.

At September 30, 2006 and December 31, 2005, accounts receivable from government-sponsored agencies accounted for approximately 5% and 16% of total Company accounts receivable, respectively. At September 30, 2006, accounts receivable from three customers, two domestic and one international, accounted for approximately 32% of total accounts receivables. At December 31, 2005, there was no individual customer accounts receivable greater than 10% of total receivables.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. The Condensed Consolidated Financial Statements, as of and for the nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Non cash stock compensation expense for the three and nine month periods ended September 30, 2006 was $995,024 and $4,370,411, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123(R). In addition, stock-based compensation expense related to our ESPP was recognized for the three and nine month periods ended September 30, 2006 for $24,765 and $71,552, respectively.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. The amount of compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. As stock-based compensation expense recognized in the Company’s results for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in the Notes to Consolidated Financial Statements for the related periods.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three and nine months ended September 30, 2005:

	Three Months September 30, 2005	Nine Months September 30, 2005
Net loss, before stock-based compensation for employees	$(3,586,567)	$(12,801,403)
Add: Stock-based compensation expense for employees previously determined under the intrinsic value method, net of tax effect	104,253	369,134
Less: Stock-based compensation expense for employees determined under the fair value based method, net of tax effect	(808,632)	(2,193,720)

Net loss, after effect of stock-based compensation for employees	$(4,290,946)	$(14,625,989)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.10)	$(0.36)
Pro forma	$(0.12)	$(0.41)

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

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

3. RECENT ACCOUNTING GUIDANCE

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108.

4. MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2006 and December 31, 2005, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $19,299,819 and $20,064,719 at September 30, 2006 and December 31, 2005, respectively, are less than one year.

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $21,209 and $58,683 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the Company had one callable agency security with a fair market value totaling approximately $4.5 million. This security generates a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date.

As of September 30, 2006, none of the Company’s investments were determined to be other than temporarily impaired.

5. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

	September 30, 2006	December 31, 2005
Raw materials	$3,633,017	$1,596,413
Work in process	1,171,900	1,083,747
Finished goods	381,208	412,624

	$5,186,125	$3,092,784

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $589,326 and $568,298 at September 30, 2006 and December 31, 2005, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	September 30, 2006	December 31, 2005
Costs incurred and estimated earnings on contracts in progress	$19,510,100	$25,785,091
Less: billings to date	21,841,192	24,993,833

Costs and earnings in excess of/(less than) billings, net	$(2,331,092)	$791,258

Costs in excess of billings on contracts in progress	$1,892,141	$1,951,226
Billings in excess of costs on contracts in progress	(4,223,233)	(1,159,968)

Costs and earnings in excess of/(less than) billings, net	$(2,331,092)	$791,258

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Accrued warranty	$414,169	$417,694
Accrued purchases	362,240	497,451
Other accruals	587,922	709,626

	$1,364,331	$1,624,771

7. LOSS PER SHARE

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 2,117,943 and 3,044,950 common stock options outstanding for the nine months ended September 30, 2006 and 2005, respectively, nor the assumed exercise of 528,284 and 1,044,196 common stock warrants outstanding for the nine months ended September 30, 2006 and 2005, respectively, since the effect would be antidilutive for the reporting periods.

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

A summary of stock option activity for the nine months ended September 30, 2006 under the Plans is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005 (3,264,031 exercisable)	4,558,854	$5.60
Granted	1,191,044	8.49
Exercised	(266,840)	1.08
Forfeited	(92,569)	5.26
Expired	(34,101)	7.18

Outstanding at September 30, 2006	5,356,388	$6.46	$2,681,189	6.54

Options Vested and Expected to Vest	5,161,014	$6.45	$2,631,024	6.45
Options Exercisable	3,616,202	$6.69	$2,068,556	5.55

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the three months ended September 30, 2006 and 2005 was $0.05 million and $1.87 million, respectively and for the nine months ended September 30, 2006 and 2005 was $1.88 million and $2.67 million, respectively. The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2006 and 2005 was $5.95 and $2.36, respectively.

The following table summarizes additional information about stock options outstanding at September 30, 2006:

Range of Exercise Prices		Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Number Exercisable as of September 30, 2006
$ 0.05	$0.37	768,602	4.38	$0.29	648,426
0.50	2.63	609,869	7.95	2.29	206,502
2.65	2.99	634,288	7.12	2.87	490,301
3.00	4.41	587,334	7.93	3.48	472,596
4.42	7.38	669,244	5.72	6.45	577,746
7.50	8.84	757,594	8.73	8.64	229,424
8.90	10.75	630,457	6.95	10.34	292,207
11.10	16.88	43,500	4.39	13.62	43,500
17.00	17.00	655,000	4.00	17.00	655,000
24.13	24.13	500	4.04	24.13	500

$ 0.05	$24.13	5,356,388	6.54	$6.46	3,616,202

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. For the nine months ended September 30, 2006, the Company issued 50,575 shares associated with the Plan and recorded compensation cost of $71,552. As of September 30, 2006, 300,207 shares remained available for future issuance under the 2003 ESPP Plan.

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

For the three and nine month periods ended September 30, 2006, the adoption of SFAS 123(R) had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended September 30, 2006
	Using APB No. 25 Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(5,826,191)	$(722,398)	$(6,548,589)
Loss before income taxes	(5,592,856)	(722,398)	$(6,315,254)
Net loss	(5,592,856)	(722,398)	$(6,315,254)
Basic and diluted net loss per share	(0.14)	(0.02)	(0.16)

	Nine Months Ended September 30, 2006
	Using APB No. 25 Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(17,856,961)	$(3,131,202)	$(20,988,163)
Loss before income taxes	(17,065,314)	(3,131,202)	$(20,196,516)
Net loss	(17,065,314)	(3,131,202)	$(20,196,516)
Basic and diluted net loss per share	(0.45)	(0.08)	(0.53)

Total non-cash stock compensation, including the impact of SFAS 123(R) for the three and nine-month periods ended September 30, 2006 was $1,020,000 and $4,442,000, respectively. This amount was recognized as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Selling, General and Administrative	$878,000	$4,074,000
Research and Development	55,000	159,000
Cost of revenue	87,000	209,000

Total non-cash stock compensation	$1,020,000	$4,442,000

As of September 30, 2006, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $4.6 million, which is expected to be recognized over the remaining weighted average vesting period of 35 months. Compensation costs for all stock-based awards granted on or prior to December 31, 2005 and all stock-based awards granted subsequent to December 31, 2005 will be recognized using the ratable single-option method.

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

	Nine Months Ended September 30,
	2006	2005
Risk free interest rate	4.67% - 5.07%	3.72%
Expected dividend yield	None	None
Expected term of option	5.75 - 6 years	5 years
Expected volatility	76% - 78%	91%

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

As stock-based compensation expense recognized in our results for the three and nine-month periods ended September 30, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 and the shares vest one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 and vest immediately. The total compensation cost reflected in selling, general and administrative expenses associated with these two grants is approximately $221,000 for the three months ended September 30, 2006 and $912,000 for the nine months ended September 30, 2006.

Mr. Schwallie also has the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The shares subject to this agreement vest immediately upon the achievement of these performance goals. The Company determined that as of September 30, 2006 it was not probable that these restricted shares would be issued and therefore no compensation cost has yet been recognized. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, these restricted shares would be granted to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

Other Stock-Based Compensation

In connection with the grant of certain stock options to Northern optionholders as part of the merger consideration on December 10, 2003 (the “merger options”), the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to merger options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and was being amortized over the vesting periods of the related merger options. Beginning January 1, 2006, the Company fair valued these options using the same assumptions as those previously described. During the three-month periods ended September 30, 2006 and 2005 the Company recorded non-cash compensation expense relating to these merger options totaling $66,486 and $104,253, respectively and $230,618 and $369,134 for the nine months ended September 30, 2006 and 2005, respectively. Previously, forfeitures associated with these merger options were recorded as incurred, however, FAS123(R) requires that an estimated forfeiture rate be applied to outstanding awards. As a result, in the first quarter of 2006, the Company reversed approximately $35,000 of previously recognized compensation cost associated with these estimated forfeitures which is reflected in selling, general, and administrative expenses. This amount was reduced by $1,249 for the nine months ended September 30, 2006 for actual forfeitures. The Company’s deferred stock compensation balance of $453,980 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS 123(R).

During the three-month periods ended September 30, 2006 and 2005 the Company granted non-qualified stock options with a ten-year term to non-employees to purchase 3,000 shares and 10,500 shares, respectively, of common stock. The Company recognized compensation expense during the three-month periods ended September 30, 2006 and 2005 based on the fair value of these options of $10,155 and $48,750, respectively. For the nine months ended September 30, 2006 and 2005 the Company granted non-qualified stock options with a ten-year term, to non-employees to purchase 29,794 and 20,500 of common stock, respectively. The Company recognized compensation expense based on the fair value of these options of $166,933 and $76,130, respectively.

9. ACQUISITION

On April 3, 2006, Northern acquired the operations and maintenance business of Crown Engineering and Construction, Inc. (or “Crown”) for $1,175,000 in cash and 105,000 shares of the Company’s common stock. The fair market value of the common stock was $702,450. Transaction costs incurred as a result of this acquisition were not material and were expensed as incurred.

The purchase price was allocated to the estimated fair value of the Crown net assets acquired. The following table sets forth the calculation of the purchase price.

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

Non-compete Agreement: In connection with the acquisition, Crown agreed that it will not directly or indirectly compete with Northern or Distributed Energy for engineering, procurement and construction of natural gas engine or turbine driven cogeneration projects under 10 megawatts in the State of California for a period of three years. The fair value of the agreement was determined using the Lost Profits method. An 18% discount rate was used based on Northern Power’s estimated weighted average cost of capital.

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

Intangible assets related to Crown recorded on the balance sheet of Northern Power, the reportable segment to whom all intangibles of the Company are assigned as of September 30, 2006, are comprised of the following:

	Gross Amount	Accumulated Amortization
Service Contracts	$1,458,155	$(94,074)
Non Compete	314,750	(52,458)

	$1,772,905	$(146,532)

10. DEBT

On September 18, 2006, Technology Drive LLC, a subsidiary of Proton Energy Systems, Inc., which is a subsidiary of Distributed Energy Systems Corp., entered into an Amendment to Construction Loan Agreement and a Pledge Agreement, each effective as of September 11, 2006, with Webster Bank, National Association. These amendments relate to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. As of September 30, 2006, the outstanding principal balance of the loan is $5,437,882. The effect of the amendments is to change the interest rate on the loan from LIBOR plus 237.5 basis points to LIBOR plus 200 basis points and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provides for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. As of September 30, 2006, the Company has classified $395,850 as short-term restricted cash and $5,042,032 as long-term restricted cash as a result of this amendment.

11. STOCKHOLDER’S EQUITY

Changes in stockholder’s equity for the nine months ended were as follows (in thousands):

Balance at December 31, 2005	$85,056
Net loss	(20,197)
Issuance of common stock from exercise of stock options and warrants	592
Issuance of common stock from ESPP program exercises	198
Issuance of common stock through equity distribution program, net of expenses	7,162
Stock based compensation	4,442
Issuance of common stock for Crown acquisition	702
Change in unrealized gain on marketable securities	37
Sale of common stock	502

Balance at September 30, 2006	$78,494

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

12. COMMITMENTS AND CONTINGENCIES

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

CCEF Advance Balance
December 31, 2002	$—
Advances	900,000
Milestone achieved	(675,000)

December 31, 2003	$225,000

Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

September 30, 2006	$—

Warranty

The changes in the carrying amount of warranties for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Balance as of December 31:	$417,693	$273,027
Warranties issued in period	649,129	497,139
Adjustments to provision	76,521	1,263
Warranty claims	(729,174)	(149,291)

Balance as of September 30:	$414,169	$622,138

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

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $267,000 and $402,000 for certain state income and sales tax contingencies for which there may be exposure at September 30, 2006 and December 31, 2005, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. The settlement provides, among other things, for a release of Proton and the individual defendants for the conduct alleged in the amended complaint to be wrongful. Proton has agreed to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the settlement is expected to be borne by our insurers. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that Proton will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on the Company’s financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to the Company of defending any litigation or other proceeding, even if resolved in Proton’s favor, could be substantial.

13. SEGMENT FINANCIAL DATA

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

Financial information as of and for the quarters ended September 30, 2006 and 2005, (all amounts in 000s) is summarized below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Proton	$6,596	$3,460	$11,025	$6,362
Northern	8,159	8,817	20,780	27,618

Consolidated	$14,755	$12,277	$31,805	$33,980

Included within Northern’s revenues for the quarters ended September 30, 2006 and 2005 are sales to one international customer totaling approximately 9.3% and 7% of consolidated revenues. The Company believes it has no risk of foreign dependence.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Loss from operations:
Proton	$(1,647)	$(1,637)	$(5,849)	$(6,250)
Northern	(3,197)	(1,275)	(8,599)	(4,175)
Eliminations and other	(1,704)	(805)	(6,540)	(2,779)

Consolidated	$(6,548)	$(3,717)	$(20,988)	$(13,204)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss:
Proton	$(1,644)	$(1,720)	$(5,826)	$(6,524)
Northern	(3,256)	(1,329)	(8,735)	(4,260)
Eliminations and other	(1,416)	(538)	(5,636)	(2,017)

Consolidated	$(6,316)	$(3,587)	$(20,197)	$(12,801)

	September 30, 2006	December 31, 2005
Total assets:
Proton	$74,123	$85,198
Northern	55,922	47,018
Eliminations and other	(27,490)	(21,070)

Consolidated	$102,555	$111,146

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

Our critical accounting policies include the following:

Revenue Recognition—Product Revenue

All of our product revenue is derived from the operations of our Proton segment. For product sales for which adequate product warranty information exists, we record revenue when a firm sales agreement is in place, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in our product sales agreements may include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors, as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs as required by accounting principles generally accepted in the United States, we defer revenue and costs until the expiration of the product warranty period.

During the third quarter of 2006, the Company determined it had adequate warranty history on its HOGEN H-series generators to recognize revenue and establish an accurate warranty accrual upon shipment. Prior to the third quarter 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment.

During 2005, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN S-series and our laboratory generators. Therefore, in the first quarter of 2005, we began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment, and in the third quarter of 2005, we began recognizing product revenue related to sales of our HOGEN S-series hydrogen generators upon shipment.

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

Revenue Recognition—Contract and Service Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern Power segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be judgmental. For the nine months ended September 30, 2006 and 2005 approximately 61% and 82%, respectively, of our contract revenue was recognized under the percentage-of-completion method.

We also derive contract revenues from government-sponsored research and development contracts and from commercial customers. For government-sponsored research and development contracts that are fixed-price, we recognize revenue using the percentage-of-completion method under SOP 81-1. For fixed-price-incentive, or cost-reimbursement contracts that do not require us to meet specific obligations, we record revenue as work is performed. For those research and development contracts that require us to meet specified obligations, including delivery and acceptance obligations, we recognize amounts advanced as contract liabilities until such obligations are met. Once the obligations are met, we recognize the amounts as contract revenue. For all other commercial contracts, we recognize revenue under the completed contract method.

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from 3% to 9% for the nine months ended September 30, 2006 and 2005, respectively.

For service and repair contracts, we recognize revenue as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the service period.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at September 30, 2006 would have affected our pre-tax loss by approximately $41,000 for the nine months ended September 30, 2006.

Inventory

We record inventory at the lower of cost or market value. We determine cost by the first-in, first-out method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of September 30, 2006 would have affected our pre-tax loss by approximately $59,000 for the nine months ended September 30, 2006.

Goodwill and Intangible Assets

We have adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The only identifiable intangible asset, other than goodwill, included in our balance sheet is an indefinite-lived tradename related to our Northern Power acquisition.

We review goodwill and the Northern Power tradename for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the Northern Power tradename might exceed their current fair value. To assist in the process of reviewing goodwill and the Northern Power tradename for impairment, we obtain appraisals from an independent valuation firm. The appraisal requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

In the fourth quarter of fiscal year 2005, we completed our annual impairment testing of goodwill and the Northern Power tradename using this methodology, and determined there was no impairment. On a quarterly basis, we review a number of factors around our business to assess whether there are any events or changes in circumstances that would more likely than not reduce the fair value of the Northern reporting unit below its carrying value (“interim triggering events”), and thus warrant an interim impairment test of goodwill. The factors we consider include whether there is significant underperformance relative to historical or projected future operating results, significant negative industry trends or changes in business climate, adverse changes in our regulatory environment, unanticipated competition or significant changes in the manner in which we use the acquired assets. While the current year results of Northern for the nine months ended September 30, 2006 have been below the forecast used in our 2005 annual impairment test, we do not believe this represents a significant underperformance relative to historical or projected operating results, or a change in circumstances that warrants an interim impairment test of goodwill. The Northern segment has a strong backlog and its revenues have improved in each of the last three successive quarters. We do not believe there are any significant industry, market, or regulatory barriers that would prevent the Company from achieving its long term operating plan. However if actual results were to continue being less than our projected future operating results, or if we ever were to discontinue the use of the Northern Power trade name, it is possible that we would need to record an impairment charge relating to goodwill or the trade name. Actual results at Northern may be less than our projected future operating results if we enter into fewer contracts than anticipated, if completion of our current contracts takes longer than anticipated, or if we incur higher costs than we are currently forecasting. The carrying value of goodwill as of September 30, 2006 and December 31, 2005 was $24,755,962. The carrying value of the Northern Power tradename as of September 30, 2006 and December 31, 2005 was $1,450,000.

Long-Lived Assets

We evaluate potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity. SFAS No. 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We would be required to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable based on their undiscounted cash flows. The measurement of impairment loss is then based on the difference between the carrying amount and the fair value of the asset. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Condensed Consolidated Financial Statements, as of and for the three and nine month periods ended September 30, 2006, reflect the impact of SFAS 123(R). Non-cash stock compensation expense for the three months ended September 30, 2006, was $995,024, and for the nine months ended September 30, 2006 was $4,370,411, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense for the three and nine-month periods ended September 30, 2006 of $24,765 and $71,552, respectively was recognized related to our ESPP.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

(A) presumes exercise price is less than fair value

Also see Note 8 to the Consolidated Financial Statements on Stock-Based Compensation.

Stock-Based Compensation – Non-Employee Stock Options

We account for stock-based compensation issued to non-employees in accordance with SFAS 123(R) and the consensus in Emerging Issues Task Force 96-18. These pronouncements require the fair value of equity instruments given as consideration for services rendered to be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their fair value.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005

Revenues:

	Quarter Ended
Net revenues	September 30, 2006	September 30, 2005	Increase (decrease)
Contract	$7,407,614	$7,956,580	$(548,966)	-7%
Product	5,644,028	2,753,810	2,890,218	105%
Service	1,703,661	1,566,226	137,435	9%

Total	$14,755,303	$12,276,616	$2,478,687	20%

Northern’s on-site revenues declined approximately $2.4 million in the third quarter of 2006 compared to the comparable 2005 quarter due to the timing and size of the contracts for which revenue was recognized in each period. Northern’s industrial infrastructure revenues increased approximately $1.2 million in the third quarter of 2006 from the 2005 quarter due to several projects in the full construction stage in 2006 compared to primarily end stage projects in 2005. Additionally, revenue associated with Northern’s power distributor products increased approximately $0.7 million from the comparable 2005 quarter.

In the third quarter of 2006, the Company determined it had adequate warranty history on its HOGEN H-series generators to recognize revenue and establish an accurate warranty accrual upon shipment. Prior to the third quarter 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, in the third quarter of 2006 product revenue includes approximately $4.5 million of previously deferred H-series revenue, and $0.7 million of H-series revenue recognized upon shipment in the third quarter of 2006. This represents an increase of $4.8 million over the $0.4 million H-series revenue recognized in the third quarter of 2005.

In the third quarter 2006 the Company recognized $0.4 million of revenue associated with its HOGEN S-series generators upon shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S-series generators to recognize revenue shipment. Prior to the third quarter 2005, revenue on such S-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the third quarter 2005 revenue includes approximately $1.8 million of previously deferred S-series revenue that was recognized within the warranty period, and $0.3 million of S-series cost of revenue that was recognized upon shipment in the third quarter 2005. This represents a $1.7 million decrease in HOGEN S-series revenue for the 2006 period.

The increase in service revenue is primarily attributable to Northern’s domestic operating and maintenance services and additional service revenues recognized relating to its acquisition of Crown in the second quarter of 2006.

As of September 30, 2006, product backlog had a total value of approximately $1.8 million and contract backlog had a total value of approximately $30.6 million for Northern and $2.5 million for Proton.

Costs of revenue:

	Quarter Ended
Cost of revenues	September 30, 2006	September 30, 2005	Increase (decrease)
Contract	$7,135,277	$7,357,906	$(222,629)	-3%
Product	5,262,627	2,347,208	2,915,419	124%
Service	1,850,167	1,077,292	772,875	72%

Total	$14,248,071	$10,782,406	$3,465,665	32%

Cost of contract revenues as a percentage of contract revenues increased from 92% in the third quarter of 2005 to 96% in the third quarter of 2006. The increase in contract costs as a percentage of contract revenue primarily relates to the mix and timing of contracts in 2006 compared to the 2005 quarter.

In the third quarter 2006, the Company determined it had adequate warranty history on its HOGEN H- series generators to recognize revenue and associated cost of revenue upon shipment. Prior to the third quarter 2006, revenue and cost on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the third quarter 2006 product cost of revenue includes approximately $4.1 million of previously deferred H-series cost of revenue that was recognized within the warranty period, and $0.6 million of H-series cost of revenue that was recognized upon shipment in the third quarter 2006. This represents a $4.3 million increase over the $0.4 million in H-series cost of revenue that was recognized in the third quarter 2005 upon the expiration of the product warranty.

In the third quarter of 2006 the Company recognized $0.2 million of cost associated with its HOGEN S-series generators upon shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S series generators to recognize revenue and associated cost of revenue upon shipment. Prior to the third quarter 2005, revenue and cost on such S-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the third quarter 2005 product cost of revenue includes approximately $1.2 million of previously deferred S-series cost of revenue that was recognized within the warranty period, and $0.1 million of S-series cost of revenue that was recognized upon shipment in the third quarter 2005. This represents a $1.1 million decrease in S-series cost of revenue for the 2006 period. Other decreases in cost relate to fewer laboratory generators shipped in the third quarter of 2006 compared to the comparable 2005 quarter.

Product cost of revenue as a percentage of product revenue increased from 85% for the quarter ended September 30, 2005 to 93% in the comparable 2006 period. This increase in product cost of revenue as a percentage of product revenue is primarily attributable to a shift from higher margin S-series revenue recognized in the third quarter of 2005 to a larger proportion of lower margin H-series revenue recognized in the third quarter of 2006.

Service cost of revenue as a percentage of service revenue increased from 69% in the third quarter of 2005 to 109% in the third quarter of 2006. This increase in cost of service revenue was primarily attributable to a change in Northern’s mix of service contracts. In the third quarter of 2005, service revenues were primarily from one-time higher margin international field service time and material contracts. In the third quarter of 2006, revenue is attributed to longer term, multi year domestic operating and maintenance contracts which tend to have lower margins. Additionally, 2006 costs include additional overhead costs associated with the Company’s growing service business. We expect these overhead costs as a percentage of revenue to decrease as our service business grows. We do not believe the negative gross margins in the third quarter of 2006 are indicative of loss contracts.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Quarter Ended
Hydrogen generator unit shipments	September 30, 2006	September 30, 2005	Increase (decrease)
S-series	6	7	(1)
H-series	5	11	(6)
Laboratory generators	13	23	(10)

Total	24	41	(17)

	Quarter Ended
Revenue deferred on units shipped	September 30, 2006	September 30, 2005	Increase (decrease)
S-series	$—	$—	$—
H-series	—	1,426,433	(1,426,433)
Laboratory generators	—	—	—

Total	$—	$1,426,433	$(1,426,433)

	Quarter Ended
Cost deferred on units shipped	September 30, 2006	September 30, 2005	Increase (decrease)
S-series	$—	$—	$—
H-series	—	1,298,947	(1,298,947)
Laboratory generators	—		—

Total	$—	$1,298,947	$(1,298,947)

During the third quarter of 2006, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN H-series products. During 2005, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN S-series and our laboratory generators. Therefore, in the first quarter of 2005, we began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment, and in the third quarter of 2005 we began recognizing product revenue related to sales of our HOGEN S-series hydrogen generators upon shipment.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Quarter Ended
Research and development	September 30, 2006	September 30, 2005	Increase (decrease)
Employee related	$414,348	$633,267	$(218,919)	-35%
Project material	276,728	312,255	(35,527)	-11%
Depreciation and amortization	103,399	131,128	(27,729)	-21%
Stock based compensation	54,570	—	54,570	100%
Other	97,111	145,100	(47,989)	-33%

Total	$946,156	$1,221,750	$(275,594)	-23%

Employee related research and development costs and project material costs decreased primarily related to less developmental efforts associated with Proton’s hydrogen generators, offset by increases of project material costs at Northern, related to development of its power distributor products.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Quarter Ended
Selling, general and administrative	September 30, 2006	September 30, 2005	Increase (decrease)
Employee related	$2,861,657	$2,150,494	$711,163	33%
Marketing and advertising	262,013	235,491	26,522	11%
Depreciation and amortization	387,183	285,041	102,142	36%
Stock based compensation	878,500	104,253	774,247	743%
Legal, consulting and accounting	557,684	249,335	308,349	124%
Other	1,162,628	965,255	197,373	20%

Total	$6,109,665	$3,989,869	$2,119,796	53%

The increase in employee-related expenses is primarily attributable to an increase in the number of employees particularly at Northern Power, travel costs, employee-related selling expenses as well as expenses associated with the addition of our new Chief Executive Officer in January 2006. The increase in depreciation and amortization is primarily due to increased capital expenditures in the fourth quarter of 2005, relating to our Barre, Vermont facility. The increase in legal, consulting and accounting expenses relates to the timing of legal and audit related fees in 2006.

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

Stock-based compensation cost for the 2005 period was related to non-employee stock options and the amortization of options related to the Northern merger. Also see Note 8 to the Condensed Consolidated Financial Statements on Stock-Based Compensation.

We currently estimate our total stock-based compensation cost to be approximately $0.8 million to $1.2 million in the fourth quarter of 2006.

Interest income: Interest income increased from $239,000 for the three months ended September 30, 2005 to $358,000 for the comparable period in 2006. The increase resulted from higher average interest rates, partially offset by lower cash balances. The average interest rates for the three months ended September 30, 2006 and 2005 were approximately 5.2% and 2.1%, respectively. The average cash and marketable securities balances for the three months ended September 30, 2006 and 2005 were approximately $27.6 million and $44.4 million, respectively.

Interest expense: Interest expense increased from $126,000 for the three months ended September 30, 2005 to $195,000 for the comparable period in 2006. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations and a greater amount of average debt outstanding.

Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005

Revenues:

	Year To Date
Net revenues	September 30, 2006	September 30, 2005	Increase (decrease)
Contract	$17,680,417	$26,534,925	$(8,854,508)	-33%
Product	8,583,934	4,408,928	4,175,006	95%
Service	5,540,519	3,035,986	2,504,533	82%

Total	$31,804,870	$33,979,839	$(2,174,969)	-6%

Northern’s on-site revenues declined approximately $7.1 million in the first nine months of 2006 compared to the comparable 2005 period due to the timing and size of the contracts for which revenue was recognized in each period. Specifically, in the 2005 period, several projects were in the full construction stage. Northern’s industrial infrastructure revenues declined approximately $1.1 million in the first nine months of 2006 compared to 2005 due to the impact of fewer contracts and the recognition of revenue in 2005 associated with one large contract accounted for under the completed contract method of accounting. Additionally, revenue associated with wind contracts decreased approximately $1.7 million from the comparable 2005 period, offset by increases in power distributor contract sales of $0.8 million.

In the third quarter of 2006, the Company determined it had adequate warranty history on its HOGEN H-series generators to recognize revenue and establish an accurate warranty accrual upon shipment. Prior to the third quarter 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the 2006 product revenue includes approximately $5.5 million of previously deferred H-series revenue and $0.7 million upon shipment. This represents an increase in H-series revenue of $5.8 million over the $0.4 million H-series revenue recognized upon expiration of the warranty period during the nine months ended September 30, 2005.

For the nine months ended September 30, 2006 the Company recognized $1.7 million of revenue associated with its HOGEN S-series generators upon shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S-series generators to recognize revenue upon shipment. Prior to the third quarter 2005, revenue on such S-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, for the nine months ended September 30, 2005 the Company recognized $2.7 million of previously deferred S-series revenue and recognized $0.2 million upon shipment. This represents a $1.3 million decrease in HOGEN S-series revenue for the 2006 period. In addition due to the recognition of previously deferred revenue on the laboratory generator product in 2005, the Company recognized approximately $0.5 million more laboratory generator revenue in the first nine months of 2005 compared to 2006.

The increase in service revenue is primarily attributable to Northern’s entry into the long-term domestic operating and maintenance contract business in the third quarter of 2005. In addition, revenues for the first nine months of 2006 include operating and maintenance revenues of approximately $1.5 million relating to Northern’s acquisition of Crown in the second quarter of 2006.

As of September 30, 2006, product backlog had a total value of approximately $1.8 million and contract backlog had a total value of approximately $30.6 million for Northern and $2.5 million for Proton.

Costs of revenue:

	Year To Date
Cost of revenues	September 30, 2006	September 30, 2005	Increase (decrease)
Contract	$17,125,439	$24,051,433	$(6,925,994)	-29%
Product	8,272,588	4,375,606	3,896,982	89%
Service	5,365,823	2,180,434	3,185,389	146%

Total	$30,763,850	$30,607,473	$156,377	1%

Cost of contract revenues as a percentage of contract revenues increased from 91% in the first nine months of 2005 to 97% in the first nine months of 2006. The decreased contract margins primarily relate to an increase in unabsorbed overhead costs. The increase in unabsorbed overhead costs is a result of less contract activity at Northern in the first nine months of 2006 compared to the first nine months of 2005 and increased hiring in anticipation of increased contract volume.

In the third quarter of 2006, the Company determined it had adequate warranty history on its HOGEN H-series generators to recognize revenue and associated cost of revenue upon shipment. Prior to the third quarter 2006, revenue and cost on such H-series units was recognized at the end of the warranty period, generally one year for the date of shipment. Accordingly, the 2006 product cost of revenue includes approximately $5.2 million of previously deferred H-series cost of revenue and $0.6 million of H-series cost of revenue recognized upon shipment in the third quarter of 2006. This represents a $5.4 million increase in H-series cost of revenue over the $0.4 million H-series cost of revenue recognized upon expiration of the warranty period during the nine months ended September 30, 2005.

For the nine months ended September 30, 2006 the Company recognized $1.0 million of cost of revenue associated with its HOGEN S-series generators upon shipment. In the third quarter 2005, the Company determined it had adequate warranty history on its HOGEN S-series generators to recognize revenue and associated cost of revenue upon shipment. Prior to the third quarter 2005, revenue and cost on such S- series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, the 2005 product cost of revenue includes approximately $1.8 million of previously deferred S-series cost of revenue and $0.2 million of S-series cost of revenue that was recognized upon shipment in the third quarter 2005. This represents a $1.0 million decrease in HOGEN S-series cost of revenue for the 2006 period. In addition due to the recognition of previously deferred cost of revenue on the laboratory generator product in 2005, the Company recognized approximately $0.5 million more laboratory generator cost of revenue in the first nine months of 2005 compared to 2006.

Product cost of revenue as a percentage of product revenue decreased from 99% in the first nine months of 2005 to 96% in the first nine months of 2006. This decrease in product cost of revenue as a percentage of product revenue is primarily attributable to the increased sales volume of Proton’s higher margin HOGEN S-series hydrogen generators offset by reduced lower of cost or market charges associated with our HOGEN H-series hydrogen generators in 2006 as compared to the 2005 period.

Service cost as a percentage of service revenue increased from 72% for the first nine months of 2005 to 97% for the first nine months of 2006. This increase in cost of service revenue was primarily attributable to a change in Northern’s mix of service contracts. In 2005 service revenues were primarily from one-time higher margin international field service time and material contracts. In the first nine months of 2006 the lower margin reflects a greater proportion of lower margin long-term domestic operating and maintenance contracts. While these operating and maintenance contracts have lower margins, they provide a base recurring revenue stream and opportunities for additional higher margin project work. Additionally, service cost of sales in 2006 includes additional overhead costs associated with the Company’s growing service business. We expect these overhead costs as a percentage of revenue to decrease as our service business grows.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Year To Date
Hydrogen generator unit shipments	September 30, 2006	September 30, 2005	Increase (decrease)
S-series	32	19	13
H-series	14	19	(5)
Laboratory generators	47	58	(11)

Total	93	96	(3)

	Year To Date
Revenue deferred on units shipped	September 30, 2006	September 30, 2005	Increase (decrease)
S-series	$—	$—	$—
H-series	—	2,380,703	(2,380,703)
Laboratory generators	—	—	—

Total	$—	$2,380,703	$(2,380,703)

	Year To Date
Cost deferred on units shipped	September 30, 2006	September 30, 2005	Increase (decrease)
S-series	$—	$—	$—
H-series	—	2,233,522	(2,233,522)
Laboratory generators	—	—	—

Total	$—	$2,233,522	$(2,233,522)

During the third quarter of 2006, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN H-series products. During 2005, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN S-series and our laboratory generators. Therefore, in the first nine months of 2005, we began recognizing product revenue related to sales of laboratory generators with a two-year warranty upon shipment, and in the third quarter of 2005 we began recognizing product revenue related to sales of our HOGEN S-series hydrogen generators upon shipment.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Year To Date
Research and development	September 30, 2006	September 30, 2005	Increase (decrease)
Employee related	$1,763,402	$2,069,956	$(306,554)	-15%
Project material	830,085	837,872	(7,787)	-1%
Depreciation and amortization	348,652	605,054	(256,402)	-42%
Stock based compensation	158,800	—	158,800	100%
Other	(281,418)	286,946	(568,364)	-198%

Total	$2,819,521	$3,799,828	$(980,307)	-26%

Employee related research and development costs and project material costs decreased primarily related to less developmental efforts associated with Proton’s H-series product. Material decreases are primarily the result of Proton’s decreasing H-series product development costs offset by increases of project material costs at Northern, related to development of its power distributor products. Research and development related depreciation and amortization decreased due to certain capitalized project costs achieving their estimated useful lives in 2005. Other costs decreased primarily due to the recognition of $0.5 million of credits in the first quarter of 2006, as a result of achieving certain specified milestones on Proton’s Connecticut Clean Energy Fund programs. No credits related to these programs were recognized in the first half of 2005.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Year To Date
Selling, general and administrative	September 30, 2006	September 30, 2005	Increase (decrease)
Employee related	$8,568,878	$7,015,001	$1,553,877	22%
Marketing and advertising	763,882	682,739	81,143	12%
Depreciation and amortization	1,104,185	814,872	289,313	36%
Stock based compensation	4,074,315	396,515	3,677,800	928%
Legal, consulting and accounting	1,151,845	1,040,886	110,959	11%
Other	3,546,557	2,826,451	720,106	25%

Total	$19,209,662	$12,776,464	$6,433,198	50%

The increase in employee-related expenses is primarily attributable to an increase in the number of employees particularly at Northern Power, employee-related selling expenses, travel, and expenses associated with the addition of our new CEO in January 2006. The increase in depreciation and amortization is primarily due to increased capital expenditures in the fourth quarter of 2005 related to our Barre, Vermont facility. Legal, consulting and accounting costs increased primarily related to the timing of legal and audit related fees in 2006. The increase in other costs relates primarily to increases in recruiting expenses, facility repairs and maintenance, and non-capitalizable software implementation costs.

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

We currently estimate our total stock-based compensation cost to be approximately $0.8 million to $1.2 million in the fourth quarter of 2006.

Interest income: Interest income increased from $750,000 for the nine months ended September 30, 2005 to $1,102,000 for the comparable period in 2006. The increase resulted from higher average interest rates, offset by lower average cash and marketable securities balances. The average interest rates for the nine months ended September 30, 2006 and 2005 were approximately 4.5% and 2.0%, respectively. The average cash and marketable securities balances for the nine months ended September 30, 2006 and 2005 were approximately $33.0 million and $49.0 million, respectively.

Interest expense: Interest expense increased from $316,000 for the nine months ended September 30, 2005 to $534,000 for the comparable period in 2006. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations and a greater amount of average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through March 2006, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances, an initial public offering, and an equity distribution agreement that, in total, raised approximately $195.2 million. As of September 30, 2006, we had $20.9 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $19.3 million for the nine months ended September 30, 2006 and was primarily attributable to our net loss, increases in accounts receivable and decreases in deferred revenue and contract advances, partially offset by non-cash depreciation, amortization and stock compensation expense, and an increase in billings in excess of costs. Cash used in operating activities was $15.7 million in the nine months ended September 30, 2005 primarily attributable to our net loss, increases in accounts receivable, contract costs not yet billed and decreases in billings in excess of costs.

Cash used in investing activities was $8.1 million for the nine months ended September 30, 2006 and was primarily attributable to the reservation of restricted cash as a result of our amended Webster Bank agreement, the acquisition of the operations and maintenance business of Crown, and the purchase of fixed assets, partially offset by net proceeds from the maturity of marketable securities. The amended Webster Bank agreement helped us lower our interest cost and eliminated the requirement to maintain a $20 million cash balance. Cash provided by investing activities was $17.8 million for the nine months ended September 30, 2005 and was primarily attributable to net proceeds from the maturity and sale of marketable securities, partially offset by purchases fixed assets.

Cash provided by financing activities was $8.5 million for the nine months ended September 30, 2006 and was primarily attributable to proceeds received in conjunction with the sale of stock, partially offset by payments under Proton’s and Northern’s debt agreements. The Company sold an aggregate of 1,171,297 shares under an equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $7,485,648. Additional proceeds were received from exercised incentive stock options and exercised common stock warrants. Cash provided by financing activities was $320,000 for the nine months ended September 30, 2005 and was primarily attributable to proceeds received in conjunction with the employee stock purchase plan, exercised incentive stock options, and exercised common stock warrants offset by payments under Proton’s and Northern’s debt agreements. We expect payments under our debt agreements to be approximately $0.8 million over the next 12 months.

As described above, our cash balances have decreased significantly from December 31, 2005. We anticipate that our cash and marketable securities on hand as of September 30, 2006 will be adequate to fund our operations, working capital, capital expenditure, and debt service requirements for at least the next 12 months. Over the next 12 months we expect our cash used in operating activities to decrease as a result of (i) our expected increase in Northern Power’s contract and service business which will result in improved margins and decreased net losses, and (ii) our expected increase in the sales of Proton’s hydrogen generator product line, reduction in its cost of products sold, and increase in its government contract business. If the Company is unable to achieve its revenue, cost, and cash flow targets within a reasonable range of its operating plan, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources to fund operations. We cannot ensure that if we do require additional financing, that any further financing will be available to us on acceptable terms, or at all. If sufficient funds are not available we may be required to delay, reduce or eliminate some of our research and development, manufacturing, or contract programs. The terms of any additional financing may require us to relinquish rights to our technologies or potential products or other assets.

On September 18, 2006, Technology Drive LLC, a subsidiary of Proton Energy Systems, Inc., which is a subsidiary of Distributed Energy Systems Corp., entered into an Amendment to Construction Loan Agreement and a Pledge Agreement, each effective as of September 11, 2006, with Webster Bank, National Association. These amendments relate to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. As of September 30, 2006, the outstanding principal balance of the loan is $5,437,882. The effect of the amendments is to change the interest rate on the loan from LIBOR plus 237.5 basis points to LIBOR plus 200 basis points and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provides for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. As of September 30, 2006, the Company has classified $395,850 as short-term restricted cash and $5,042,032 as long-term restricted cash as a result of this amendment.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We invest in marketable securities consisting of U.S. government and agency securities that are held by one major banking institution. Distributed Energy’s marketable securities portfolio of approximately $19.3 million includes one callable agency security with a fair market value totaling approximately $4.5 million. This security generates a higher relative rate of interest for Distributed Energy; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

The following table provides information about Distributed Energy’s financial instruments, stated at the fair value as of September 30, that are sensitive to changes in interest rates:

	2006	Total
Investments
Fixed rate investments	$19,299,819	$19,299,819
Average interest rate	3.44%

Additionally, we are exposed to market risk due to variable interest rates under our financing arrangements.

At September 30, 2006, we had $5.4 million outstanding under our seven-year term note that is subject to a variable interest rate. The note bears interest at one month LIBOR plus 2.00%, which was 7.32% per annum at September 30, 2006. At September 30, 2006, we had $0.6 million outstanding under our ten-year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 4.25% per annum at September 30, 2006, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, the Company’s principal executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of September 30, 2006, we had an accumulated deficit of $156.1 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing facilities and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. For the third quarter of 2006, our largest five customers accounted for 40% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

We cannot guarantee that we will be successful in our efforts to increase our business in the operations and maintenance of distributed generation equipment, and we may incur additional risk and liability which could harm our business.

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

Our backlog was approximately $35 million as of September 30, 2006. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of September 30, 2006 from which we expect to recognize revenue in fiscal 2006 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of September 30, 2006, our revenue and results of operations for fiscal 2006 as well as future reporting periods may be materially harmed.

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

Since our products are power-producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In particular, hydrogen is a flammable gas and can pose safety risks if not handled properly. We have experienced instances with our products where hydrogen appears to have caused a flame that burned several components in the system. Further investigation of this unit revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. We cannot be certain that future similar instances will not occur. In addition, our products may require modifications to operate properly under extreme temperatures. Potential customers will also rely upon our products for critical needs, such as backup power. A malfunction of our products could result in significant tort or warranty claims. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce our revenue and harm our business. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages, and if our insurance protection is inadequate to cover these claims, we could be required to make significant payments.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 9% of our outstanding common stock at October 31, 2006. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

ITEM 5. Other Information

As previously reported in a Form 8-K filed on April 6, 2006, we revised our compensation program for non-employee directors effective April 1, 2006. Our board of directors subsequently determined to defer the commencement of this revised program until July 1, 2006.

As part of this revised program, each non-employee director will receive annually restricted common stock of the Company having a value of $40,000. Such shares will vest over a one-year period and be issued on the condition that the director attends at least 75% of scheduled meetings during the year. The director may elect to receive $12,000 of this compensation in cash. In addition, the chairman of the board of directors of the Company will receive quarterly restricted common stock of the Company having a value of $8,000. Such shares will vest at the end of each quarter. The chairman may elect to receive $2,400 of this compensation in cash. The chairmen of the audit, compensation and nominating and corporate governance committees of the board of directors will also receive quarterly restricted common stock of the Company having a value of $4,000, in the case of the audit committee, $3,000 in the case of the compensation committee, and $2,000 in the case of the nominating and corporate governance committee. Such shares will vest at the end of each quarter. Each committee chairman may elect to receive 30% of the value of the restricted stock award in cash.

On October 31, 2006, our board of directors determined that, as a matter of administrative convenience, these annual and quarterly compensation amounts will be paid entirely in cash for 2006. The board also determined that the revised program, as described above, will recommence in its original form beginning in 2007.

In addition, the program provides for the grant of options to purchase 20,000 shares of common stock to each new non-employee director upon his or her appointment to the board of directors. These options will have an exercise price equal to the fair market value of the common stock at the date of grant and vest over a three-year period.

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

Date: November 9, 2006		DISTRIBUTED ENERGY SYSTEMS CORP. (Registrant)

	By:	/s/ AMBROSE L. SCHWALLIE
Ambrose L. Schwallie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ROBERT B. NIESZCZEZEWSKI
Robert B. Nieszczezewski
Corporate Controller
(Principal Financial and Accounting Officer)