Form 10-K
period 2006-12-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2007-03-13
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.01 par value

Registered on the NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $180 million based on the price of the last reported sale as reported by The NASDAQ Global Market on June 30, 2006. The number of shares outstanding of the Registrant’s Common Stock on March 2, 2007 was 39,625,070.

Distributed Energy Systems Corp.

This report contains forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. You should read these statements carefully, because our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. We disclaim any obligation to update these forward-looking statements. Our actual results could differ significantly from those anticipated in these forward looking statements as a result of certain factors, including those set forth below under “Risk Factors” and “Legal Proceedings,” and critical accounting policies set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

PROTON®, HOGEN®, FUELGEN® and UNIGEN®, are trademarks or registered trademarks of Proton Energy Systems, Inc. Northwind® and SmartView™ are trademarks or registered trademarks of Northern Power Systems, Inc.StableFlowTM, HIPRESSTM and TRANSFORMING ENERGYTM are unregistered trademarks of Proton Energy Systems, Inc. MPower™, PowerRouter™, Power Distributor™, PowerAdvantage™, TeleSol™, SOLS™, TelePower™, Teleprime™, GridTie™, NP-Power™, MT-Power™, TG-Power™, and VT-Power™ are unregistered trademarks of Northern Power Systems, Inc. Other trademarks or service marks appearing in this report are the property of their respective holders.

ITEM 1. Business

General

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and other periodic filings are available free of charge through the Investors section of the Company’s Internet website (www.distributed-energy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our website address is included as an inactive textual reference only.

In this report, “Distributed Energy,” “the Company,” “we,” “us” and “our” refer to Distributed Energy Systems Corp., including its consolidated subsidiaries Proton Energy Systems, Inc., or Proton, and Northern Power Systems, Inc., or Northern.

Recent Developments

On January 31, 2007, we announced that we are combining our Northern Power and Proton Energy Systems businesses under Distributed Energy Systems. This change is aimed at reducing costs and strengthening systems sales, engineering, production, service and technology development. The former separate businesses of Proton and Northern will be combined in the areas of Power Generation, Hydrogen Generation, and Technology Generation. We also announced plans to exit our Waitsfield, Vermont facility and consolidate all of our Northern Power operations in our Barre, Vermont facility resulting in the elimination of about 60 jobs, or approximately 20% of our total workforce.

On March 7, 2007, we entered into a Joint Venture Agreement with Morgan Stanley Wind LLC, a subsidiary of Morgan Stanley, or MSW. This agreement establishes a framework for us and MSW to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies. The agreement contemplates that MSW will generally contribute 85% of the capital to meet project financing requirements, with us providing the balance. We will have the exclusive right to provide engineering, procurement and construction, or EPC, services and operations and maintenance, or O&M, services to the projects, and MSW will have the exclusive right to provide specified financing services to the projects. The agreement has a term of five years, subject to early termination under specified circumstances.

In connection with the execution of the Joint Venture Agreement, we also issued to MSW on March 7, 2007 a Common Stock Purchase Warrant entitling MSW to purchase up to 10% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. This warrant vests in multiple tranches as described below:

•

The warrant is immediately vested as to 8% of our common stock outstanding from time to time, at a purchase price equal to the lower of $2.25 per share or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. This 8% tranche of the warrant is exercisable until the second anniversary of the grant date, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least $2.25.

•

The warrant will vest in four subsequent tranches, each as to 0.5% of our common stock outstanding from time to time, at such time as MSW has funded (1) $21.25 million, (2) $42.5 million, (3) $63.75 million and (4) $85 million in the aggregate to projects developed under the Joint Venture Agreement or we have entered into EPC or O&M contracts with projects sourced by MSW with aggregate values equal to those thresholds. Each of these subsequent tranches will have a purchase price equal to the lower of 80% of the fair market value of our common stock on the vesting date or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. Each subsequent tranche will be exercisable until the second anniversary of the vesting date of that tranche, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least equal to the fair market value on the vesting date.

The warrant may only be exercised in cash.

Our Business

We design, integrate, construct and maintain distributed power systems, which produce and store energy at or near the place where it is used, using a variety of technologies and energy sources. Using our systems, customers gain greater control over power quality, cost and management of their energy needs. We sell our systems both to grid-connected customers and to customers who need power solutions for remote locations or require more reliable or environmentally benign alternatives to centrally distributed electricity. We also market our hydrogen generators, which produce hydrogen from electricity and water in a clean and efficient process, to domestic and international customers for industrial, utility and research applications. We are developing additional technologies and products for the distributed energy market, including systems that provide backup power and energy storage, hydrogen generators that produce hydrogen for fuel cell vehicles, power network architectures that link diverse power generating sources and advanced wind turbine generators.

Our distributed generation systems produce electricity from conventional fuels and from cleaner, more sustainable sources such as wind, sunlight and biofuels, using reliable power generation technologies integrated with custom controls and power electronics. We have installed over 800 systems in more than 26 countries during over 30 years of operation. Our diverse customer base ranges from those who use our systems in remote applications, such as oil and gas pipelines and telecommunications facilities, to grid-connected customers who use our systems for large commercial office buildings and manufacturing facilities. Our customers include Petróleos Mexicanos (PEMEX), S. C. Johnson & Son, Inc., Equity Office Properties Trust, The Timberland Company and Honeywell International Inc.

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed approximately 900 hydrogen generators in more than 40 countries over more than five years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

Our Market

We believe the rising price of energy and the reliability limitations of traditional grid-based power systems are placing strong pressures on energy users to find ways to maximize the usefulness of today’s limited resources, as well as leverage new and advanced technologies to address the energy challenges they will face in the future. Clean Edge Inc., an independent research and publishing firm, estimates that the markets for clean energy sources could grow to $167.2 billion by the year 2015, from $39.9 billion in 2005. With over 30 years of experience in the design and construction of critical power systems, we believe we have established an effective channel to market our current product offerings and for introducing new technologies and products into these markets.

Competitive Strengths

We believe our competitive strengths include the following:

•

Well positioned for growth. We believe there are significant growth opportunities for the products and services we presently provide. We currently have commercial manufacturing capabilities for our distributed power generation products and hydrogen generation products and systems. We also believe our technical capabilities and customer relationships will enable us to expand sales of our hydrogen generators in the utility power plant, semi-conductor manufacturing, heat treating and gas chromatography markets.

•

Comprehensive platform to serve energy users. The products and services we provide cover a wide variety of power technologies and sources. Customer needs, as well as the products available to meet those needs in the power technology market, have become increasingly sophisticated. In response to these customer needs, we provide products and services at each stage of power system development, from design, to construction, through operations and maintenance. We believe this range of product and service offerings, combined with our experience and technological expertise, provides us with opportunities to market to a diverse set of customers, industries and applications.

•

Installed base of energy systems. Our large installed base of distributed generation systems provides a growing market for the operations and maintenance services we provide to our customers. We believe these specialized services will provide an attractive, recurring revenue stream.

•

Advanced technology. We utilize advanced technologies, including proprietary technologies, in our services and products. With respect to our proprietary technologies, we pursue patent protection on new concepts, products and processes we believe will lead to commercial applications. We have an extensive patent portfolio, including 58 issued patents in the U.S. and 7 in Europe, and 108 pending patent applications.

•

Well-established distribution partners. We have hydrogen generator distributor agreements with several of the leading gas distributors in the United States, including Airgas, Inc., Linde AG and Praxair Technology, Inc. We believe these relationships provide access to additional customers and enhance our credibility in the marketplace. In addition, we sell equipment through international distributors and agents.

•	Experienced and committed management team. Our senior management team has extensive experience in the power technology industry and related sectors having previously served in senior positions at companies such as Westinghouse Electric Corporation, AES Corporation, Washington Group International and United Technologies Corporation. In particular, Ambrose Schwallie, our chief executive officer, and Walter Schroeder, our president, together bring approximately 60 years of energy-industry-related experience.

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

•

Focus on development of new products and services. We are designing and developing products and services for distributed generation installations that aim to reduce the overall distributed generation project cost for our customers. Examples of new products that we are developing include the following:

•	regenerative fuel cell systems combining our hydrogen generators with third-party fuel cells to create energy storage devices, which can replace conventional batteries;

•	hydrogen fueling systems for a variety of fuel-cell vehicle demonstration programs;

•	packaged power systems for the oil and gas production market, enabling off-grid power production to meet oilfield electricity needs;

•	packaged power systems incorporating third-party microturbines and power electronics, and proprietary power controls, uninterruptible power supplies, balance of plant components;

•	power distributors designed to enable the parallel operation of distributed power generation with the utility network utilizing advance power electronics;

•	mobile power system, designed to strengthen supply in local distribution grids where current technology is insufficient;

•	wind turbine products, including kW-scale wind turbines, MW-scale wind power electronics, and related proprietary technology.

•

Expand our customer base, alliances and international reach. We believe there are significant opportunities to expand our customer base, alliances and international presence to reach new markets and applications for our existing products and services. We intend to seek opportunities to accelerate our penetration into these markets. We have already begun to establish some of these relationships, including agreements with Elliott Microturbines, Airgas, Inc., Linde AG and Praxair Technology, Inc. We believe that partnering with such organizations will allow us to benefit from their network and reputation and assist us in penetrating markets more rapidly than we could achieve on our own.

Our Distributed Generation Business

Overview

Since 1974, we or our predecessors have been engaged in the business of designing, building and installing both stand-alone and grid-connected electric power systems for industrial, commercial and governmental customers. These power systems are referred to generically as distributed generation, meaning power is generated at the location where it is used rather than at a large central generating facility. Our generating systems convert energy derived from wind, sunlight, oil, natural gas, diesel and biofuels into electricity, using reliable power generation technologies integrated with custom controls and power electronics. We have installed over 800 systems in more than 26 countries. We are a full service systems integrator and provide engineering, procurement and construction, or EPC services, including site analysis, project and financial assessment, feasibility studies, system design, installation and commissioning. We use on-site metering and data collection to engineer and design the proper balance of energy source, power generation, energy storage and controls for each system. We also offer overhaul, operation and maintenance services for systems we have designed and built for customers as well as systems installed by third parties. In addition to our EPC and overhaul and maintenance services, we are engaged in the development of new proprietary products and system architectures for application in the distributed generation market in both stand-alone and grid-connected systems.

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

Principal Products and Services

MPower™ Product Line. MPower products are fully integrated power systems including power generation, power electronics/controls, remote monitoring, and other balance of plant components required in a typical power system.

•	MPower PLT Series: Designed specifically for offshore platform environments

•	MPower PPL Series: Power for diverse pipeline environments

•	MPower RVP Series: Wind-diesel power solutions for remote villages and small, isolated grids

•	MPower SGP Series: Grid connected solutions from combined heat and power, CHP, systems for commercial and industrial applications to supplemental grid power for utilities

Engineering, Procurement, and Construction (EPC) Services. Our distributed generation business has focused on providing distributed power systems for commercial, industrial and governmental clients that are built or delivered complete and ready to operate. In our EPC business, we act primarily as a full service systems integrator using proprietary and third party products and technologies. Distributed generation technologies installed by us include gas turbines, reciprocating engines, microturbines, wind turbines, photovoltaics and fuel cells as well as power electronics and other plant equipment needed to make a complete system. Fuels for our engine-based systems include both conventional sources such as natural gas and diesel and alternative sources such as biogas, waste byproducts and landfill gas.

PowerAdvantage™ Lifecycle Services. Our operations and maintenance services, provided under our PowerAdvantage brand, allow us to continue our relationship with the customer as an operations and maintenance provider. We offer these services with respect to projects we have installed as well as projects installed by third parties. These systems are typically complex, so we offer this service to customers who cannot or do not wish to maintain the systems themselves.

NorthWind® 100. Our NorthWind 100 is a direct-drive, 100 kilowatt wind turbine for village power applications. The NorthWind 100 plays an integral role in our MPower™ RVP Series, which offers scalable wind, solar and hybrid systems integrated with petroleum or biofuel-powered generators.

Markets

Our distributed generation business unit focuses primarily on two types of distributed power systems: remote and grid-connected.

Remote Power Systems. We deliver integrated power systems for specific purpose applications in locations where power is unavailable, unreliable or insufficient. These systems provide power for oil pipelines, offshore oil and gas platforms, telecommunications facilities, and remote military, homeland security and scientific installations. We develop both autonomous stand-alone power systems and grid-connected backup power systems for clients in this market. We have provided critical power systems for three large crude oil pipelines: the Caspian Pipeline in Kazakhstan and Russia (113 power systems); the Baku-Tblisi-Ceyhan Pipeline in Azerbaijan and Georgia (37 systems); and the Corridor Pipeline in Alberta, Canada (22 systems). Recently, we have been servicing clients for gas projects in the Gulf of Mexico, on Sakhalin Island, Russia and an oil pipeline in Papua New Guinea. Clients in this market include some of the world’s largest oil and gas companies and engineering construction firms.

We provide wind-diesel hybrid power systems to village locations and have completed several installations in remote regions in Alaska.

We have also supplied high reliability power systems to the telecommunications industry for over 30 years. Applications include remote microwave repeater sites, cellular base stations and repeater stations, emergency wireless communications networks and obstruction lighting systems. Clients include some of the largest U.S. and international telecommunications providers.

Grid-Connected Power Systems. We design and deliver grid-connected power systems for industrial and commercial facilities that address combinations of three critical customer objectives: reduce operating costs, increase power reliability and security, and decrease environmental impact. Our grid-connected power systems are designed to reduce energy costs through higher generation efficiencies and heat recovery, increase power availability through critical load support, and reduce pollution through the use of high efficiency cogeneration technologies, renewable energy and biofuels.

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

To help address this issue, the company is investing internal resources in the development of products, in particular standard power system architectures that reduce engineering costs and offer a readily deployable solution to customers that require little or no customization.

Proprietary Technology and Intellectual Property

We have developed proprietary technology and intellectual property relating to various aspects of our distributed energy systems, power electronics, wind turbines and related systems.

We aggressively protect our intellectual property assets using patent, trade secret, trademark and copyright law, but no single patent, trademark or trade name is material to our business as a whole. Our protection of these assets has continued to accelerate, and we have to date been issued 6 U.S. patents covering aspects of our wind turbine and electrical power conversion designs.

In addition to our patented assets, we hold U.S. registered and unregistered trademarks pertaining to our distributed generation business. Our registered trademarks include Northwind®and SmartView®. Our unregistered trademarks include MPower™, PowerRouter™, Power Distributor™, PowerAdvantage™, TeleSol™, SOLS™, TelePower™, Teleprime™, GridTie™, NP-Power™, MT-Power™, TG-Power™, and VT-Power™.

Sales and Marketing

Our distributed generation sales force is divided according to market focus: oil and gas, industrial, village power, and commercial.

The oil & gas sales unit sells integrated power systems for remote primary and backup power applications, including, but not limited to, our MPower products and PowerAdvantage Lifecycle Services. Our customers in these markets may be multinational oil & gas companies, large EPC vendors hired as general contractors for large construction projects, or specialty engineering firms. Most projects are awarded through a competitive bidding process. In these markets, we sell our products and services primarily through our direct sales force with offices in Waitsfield, Vermont and Houston, Texas The internal sales force develops relationships with buyers, project managers and other procurement agents, identifies project opportunities, and responds to requests for proposals. In these markets, we compete primarily on technical and performance capability and secondarily on price. We also augment our internal sales force through relationships with independent sales representatives, equipment vendors and technology partners and with exhibits at key industry tradeshows.

Our industrial and commercial sales units primarily sell grid-connected power systems, for primary power applications that run in parallel with the utility grid. These internal direct sales teams are based in Vermont, New York and California. This sales force has developed both formal and informal relationships with independent sales representatives, equipment vendors and distributors, engineering firms, mechanical and electrical contractors, property management firms, energy consultants and others that provide access to additional project opportunities. Members of these sales teams also participate in trade groups, industry coalitions and environmental advocacy groups, as well as regional and national trade shows and conferences on energy, distributed generation, renewable technologies and climate change. All of these activities generate numerous sales opportunities; however, in this emerging market the sales cycle is very long and the ratio of prospects converted into contracts is very low.

Our Hydrogen Generation Business

Overview

Since 1996, we or our predecessor have been designing, developing and manufacturing PEM electrochemical products. Our proprietary PEM technology is embodied in two families of products: hydrogen generators and regenerative fuel cell systems. Our hydrogen generators produce hydrogen from electricity and water in a clean and efficient process. We are currently manufacturing and delivering our hydrogen generators to customers for use in commercial applications, including cooling applications for large, utility power plants. Our regenerative fuel cell systems, currently being developed, combine our hydrogen generation technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity. By providing the hydrogen fuel used by fuel cells, our PEM electrolysis technology can enable fuel cells to function not only as power generating devices, but also as energy storage devices.

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

We believe we are among the first companies to manufacture and deliver systems incorporating PEM technology for use in commercial applications. We have delivered HOGEN series hydrogen generators to domestic and international customers for use in industrial and research applications. The HOGEN series products can be sized to produce various outputs in the 20 to 240 standard cubic feet per hour range. We also offer a small, laboratory-sized HOGEN product that produces outputs in the 200 to 600 cubic centimeters per minute range. In the utility power plant market, where hydrogen is required to cool power generators, we believe the higher purity hydrogen produced by our HOGEN series products enables improved generator efficiency, extended generating equipment life and gains in plant capacity.

In the longer term, we believe our PEM hydrogen generation technology will be an important part of the infrastructure needed to provide hydrogen for fuel cell vehicles. Our research and product development efforts include the development of a high-pressure hydrogen generator, capable of providing hydrogen for fuel cell vehicles. This product will be based on our industrial hydrogen generator platform, and we anticipate the majority of product development funding to come from government or other third party sources. Our goal for the future in this area is to deliver additional units for demonstration sites by early adopters and to gather important technical data in real world applications.

In 2006, we successfully launched the StableFlow™ Hydrogen Control System. Designed for power plants, this technology is integrated into current hydrogen supply systems to automatically control pressure, purity and dew point. Customer benefits include increased fuel efficiency, maximized generator capacity, and extended generator life with resulting cost savings associated with each. The StableFlow™ product is currently being tested by several customers.

Government and private development contracts have supported the development and commercialization of our hydrogen generators, fueling systems and regenerative fuel cell systems. We intend to continue to seek government and other third party support to fund the majority of our design and product development work. We have ongoing development contracts in 2007 with the Connecticut Clean Energy Fund, or CCEF, the Missile Defense Agency, NASA and the Department of Energy.

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

We have shipped commercial models of our HOGEN series hydrogen generators with production capacities from 300 cubic centimeters per minute up to 240 cubic feet per hour of hydrogen. Our laboratory generators are compact and designed to sit on a countertop for use in laboratory applications. Our HOGEN S series units are freestanding, roughly the size of a household washing machine, and are intended for indoor placement. Our HOGEN H series hydrogen generator is a larger freestanding unit, approximately 6.5 ft. (h) x 6.5 ft. (l) x 3 ft. (w), with a weatherized design suitable for indoor or outdoor placement. We intend to increase production of our commercial HOGEN GC, S and H series hydrogen generators in 2007.

We are currently developing high-pressure hydrogen generation modules capable of supplying the hydrogen fueling needs of fuel cell vehicles and other hydrogen power applications. We anticipate the high-pressure modules to be largely based on the designs of our industrial hydrogen generators. These generators will be appropriately scaled and designed to operate at typical gas station locations using ordinary water and electricity. We will continue development and demonstration testing of this product in 2007, mostly under government or third party sponsorship.

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

We expect to continue to invest in internal research and product development to reduce costs of manufacturing our PEM cell stacks and hydrogen generators. We currently sell commercial units into high-value applications requiring industrial hydrogen. We believe higher volumes, lower cost materials, more refined production processes, as well as other potential technologies, will enable us to reduce the cost of our cell stack and hydrogen generators. As we reduce our costs, we believe our products will become competitive in additional applications and markets.

StableFlow™ Hydrogen Control System, a new product that enables electric power generating plants to produce more electricity more efficiently from less coal, oil or natural gas, was launched in November, 2006. We believe our StableFlow™ Hydrogen Control System will provide substantial production and economic benefits to utilities and other power plant operators by modernizing how they control the flow of hydrogen needed to cool their generating equipment.

StableFlow™ effectively maintains the hydrogen cooling gas within the generator casing at or above the generator’s original equipment manufacturer, or OEM specifications. StableFlow™ Hydrogen Control Systems automatically regulate the rate of hydrogen gas venting from the generator, allowing for the continuous replenishment of gas from a high purity source. This process is effective whether the cooling hydrogen is produced on site by Proton’s HOGEN(R) electrolysis-based system or from traditional trucked-in hydrogen. StableFlow™ technology enables a continuous purge through the electric generator that measurably increases operating efficiency and, as a result, the plant generates its power with less fuel that it would otherwise need to use.

Our StableFlow™ system enables power plants to realize cost savings by maintaining hydrogen purity, pressure and dew point levels in compliance with OEM specifications. It continuously monitors the generator casing on a real- time basis, controlling impure hydrogen venting and providing pure hydrogen replenishment as required. Its automated control replaces manual periodic hydrogen refilling and the resulting variability from OEM specifications.

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

We aggressively protect our intellectual property assets using patent, trade secret, trademark and copyright law, but no single patent, trademark or trade name is material to our business as a whole. Our protection of these assets has continued to accelerate, and we have to date been issued 52 U.S. patents and 7 European patents, covering aspects of our hydrogen generator and electrolysis cell designs. We continue to aggressively seek intellectual property protection in the U.S. and internationally. Our pending patent applications cover not only our current electrolysis products, but also technologies we have developed related to fuel cells, backup and renewable power systems and hydrogen fueling systems. It is possible, however, that any patents issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to conduct our distributed generation business.

In addition to our patented assets, we hold U.S. registered and unregistered trademarks pertaining to our distributed generation business. Our registered trademarks include PROTON®, HOGEN®, and UNIGEN®. Our unregistered trademarks include StableFlow™, FUELGEN™, HIPRESSTM and TRANSFORMING ENERGYTM.

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

We incurred approximately $3.7 million, $4.1 million and $6.3 million in research and development expenditures for the years ended December 31, 2006, 2005 and 2004, respectively.

Employees

As of December 31, 2006, our distributed generation business had a total staff of approximately 226 persons, of which approximately 60% were engineers, scientists or other degreed professionals. No employees are represented by a labor union and we consider our relations with our employees to be excellent.

As of December 31, 2006, our hydrogen generation business had approximately 91 employees, of whom approximately 60% were engineers, scientists, and other degreed professionals. No employees are represented by a labor union and we consider our relations with our employees to be excellent.

In January 2007, we announced plans to exit our Waitsfield, Vermont facility and consolidate all of our Northern operations in our Barre, Vermont facility, resulting in the elimination of about 60 jobs, or approximately 20% of our total workforce.

Customers

For the years ended December 31, 2006, 2005 and 2004, contract revenue from government-sponsored agencies accounted for approximately 13%, 14% and 23% of our total revenue, respectively. Contract revenue from international customers accounted for approximately 25%, 11% and 20% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, one customer accounted for 14% of product revenue and another customer accounted for 11% of product revenue. For the years ended December 31, 2005 and 2004, one customer accounted for 10% and 10% of product revenue, respectively. For the year ended December 31, 2006, and 2005, there were no significant sales to international customers. For the year ended December 31, 2004, sales to one international customer totaled approximately 11% of our total revenue. At December 31, 2006 and 2005, accounts receivable from government-sponsored agencies accounted for approximately 8% and 16% of our total accounts receivable, respectively. At December 31, 2006, there was one customer accounts receivable greater than 10% of our total receivables. For financial information concerning with geographic areas of our business, see Note 2 to the financial statements included elsewhere in this report.

Backlog

Our backlog as of December 31, 2006, 2005 and 2004 was approximately $20.2 million, $20.7 million and $25.0 million, respectively. The backlog reflects orders that we considered firm. However, cancellations may occur and will be reflected in our backlog when known. We expect to realize all of our backlog at December 31, 2006 as revenue during 2007.

Executive Officers of the Registrant

Our executive officers, and their ages as of March 2, 2007, are as follows (positions are with Distributed Energy unless otherwise noted):

Name	Age	Title
Ambrose L. Schwallie	59	Chief executive officer and director
Walter W. Schroeder	58	President and director
Mark E. Murray	55	President of Proton
Robert J. Friedland	41	Senior vice president
Peter J. Tallian	48	Chief financial officer

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

Peter J. Tallian joined the Company as Chief Financial Officer in November, 2006. Mr. Tallian served for five years as senior vice president, CFO and treasurer of Transwitch Corporation, a provider of high-speed semiconductors for voice, data and video communications. Previously, he spent six years as executive vice president and CFO of Metavante Corporation, the banking and payments technology subsidiary of Marshall & Ilsley Corporation. From 1982 to 1995, Mr. Tallian held several financial management positions with IBM Corporation, and his experience included both domestic and international finance and planning assignments. He holds an MBA from the University of Chicago and a bachelor of science degree in economics from the Wharton School of the University of Pennsylvania.

ITEM 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

RISKS RELATING TO OUR COMPANY

We may require funding in order to continue to operate.

In the fourth quarter 2006 we did not sign as many EPC contracts as we had planned, our revenue at both Northern and Proton was lower than expected, and our contract gross margins on existing contracts was lower than planned. As a result we incurred a larger operating loss and used more cash than planned. As a result our cash and marketable securities on hand as of December 31, 2006, together with our 2007 forecasted revenues and existing backlog may not be sufficient to fund operations through December 31, 2007.

Management may need to take additional actions to further reduce operating expenses. If additional funding is required, sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. However, a number of factors pose risk and uncertainty in the execution of our plan, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow

•	Our ability to control operating expenses

•	Our ability to complete a sale / leaseback transaction of our Wallingford facility

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements

•

Our ability to secure additional equity capital funding or debt funding on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern. This modification may negatively affect our stock price, our capital-raising efforts or our ability to enter into new contracts with customers. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements.

Our joint venture relationship with Morgan Stanley Wind LLC may not produce the benefits we hope for and could result in uncertain accounting consequences.

As part of our strategy to provide project finance alternatives to our customers, we entered into a joint venture agreement with Morgan Stanley Wind LLC, or MSW, in March 2007. Although this agreement contemplates that MSW will generally contribute 85% of the capital necessary to meet project financing requirements, MSW is not obligated to finance any particular projects or any projects at all. Accordingly, we cannot assure you that this arrangement will provide the strategic benefits that we hope for. In addition, the agreement contemplates that we will generally contribute 15% of the capital necessary to meet project financing requirements for those projects that MSW funds. Although we are not technically required to provide any financing to projects that we do not approve, if we do not do so MSW might determine not to fund projects or to fund fewer projects. Finally, we are not able at this time to determine whether any project companies formed and funded under this arrangement will be consolidated with us for purposes of preparing our financial statements. If these companies are required to be consolidated with us, our financial statements may include assets, liabilities, revenues and expenses that we do not fully control.

The warrant we issued to MSW allows them to purchase up to 10% of our common stock outstanding from time to time; accordingly, any dilution resulting from future issuances of our common stock, options, warrants or other convertible securities will be increased by the effect of this warrant.

In connection with our execution of the joint venture agreement with MSW, we issued to MSW a warrant entitling them to purchase up to 10% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. Accordingly, if we issue any new shares of our common stock, or issue any options or warrants to purchase our common stock or other securities convertible into our common stock, this will trigger a right of MSW under its warrant to acquire additional shares equal to as much as 10% of the new issuance. This feature of the warrant has the effect of increasing the dilution to current stockholders that would result from any issuances of our common stock or securities related to our common stock, including an issuance in connection with any financing transaction we may undertake.

Our revenue and results of operations may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenue and results of operations to vary significantly from quarter to quarter. As a result, quarterly comparisons of our financial results are not necessarily meaningful and should not be relied on as an indication of our future performance. In addition, due to our stage of development, we cannot predict our future revenue or results of operations with a precise degree of accuracy. As a consequence, our results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our results include:

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

We expect to continue make investments in all areas of our business, particularly in research and product development and in expanding our manufacturing and project finance capability. Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth. In addition, because we are in the very early stages of selling our products and have a limited number of customers, we expect our order flow to be uneven from period to period.

We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of December 31, 2006, we had an accumulated deficit of $189 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing capability and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our future success is uncertain because of our limited commercial history selling many of our products.

We have only been shipping commercial models of our hydrogen generators during the last five years and have not yet manufactured commercial regenerative fuel cell systems. We began shipping commercial models of our 100 kilowatt wind turbine in 2004. Accordingly, there is only a limited basis upon which to evaluate our products, business and prospects, and our future success is uncertain. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of products, development of fully functioning manufacturing operations, refinement of processes and components for our commercial products, recruitment of qualified personnel, ability to manufacture a product which meets cost, reliability and efficiency needs, and achievement of market acceptance for our products.

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

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. In 2006, our largest 5 customers accounted for 39% of our revenues and our largest 10 customers accounted for 53% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

Many of the components in our distributed generation and hydrogen generation systems, including the proton exchange membrane material used in our PEM products, hydrogen purification system and custom- designed power supplies used in our products, are available only from a limited number of suppliers and in some cases only a single supplier. Some of our suppliers are small- and medium-size companies that may not be able to increase production in an acceptable time period or at acceptable prices or quality levels. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain licenses on commercially reasonable terms or at all and we may be unable to obtain comparable components from alternative suppliers. Often our suppliers custom engineer components to our specifications for use in our systems. Delayed deliveries, poor quality and warranty issues can delay production of our products or completion of our projects, reduce our profits and damage our relationships with our customers.

We have agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We have informed the customers that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned. We anticipate that these customers may make claims against us in connection with these agreements and STM’s cessation of operations. We are not presently able to reasonably estimate potential losses, if any that may arise from potential claims or the cost we may incur to replace the Stirling engine technology. An adverse resolution of such claims could have a material adverse effect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

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

Our backlog was approximately $20.2 million as of December 31, 2006. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2006 from which we expect to recognize revenue in fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2006, our revenue and results of operations for fiscal 2007 as well as future reporting periods may be materially harmed.

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

The distributed generation market is highly competitive and evolving rapidly. We face a wide variety of competitors, including equipment manufacturers, distributors, packagers, system integrators, general contractors, engineering firms, project developers and energy service companies. Many of our competitors are significantly larger and better capitalized than we are and have greater access to financial and other resources, and therefore may be able to devote more resources to the following activities that may allow them to establish a competitive advantage in the marketplace:

•	sales and marketing of their products and services;

•	seller financing for the sale of their products or services;

•	development and commercialization of new technologies;

•	partnering and other collaborative efforts with sales channel partners, vendors and technology providers;

•	adaptation to changes in customer requirements;

•	expanded design, engineering and other performance and service capabilities; and

•	system and other infrastructure development that reduces costs.

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

Most of our intellectual property is not covered by any patent or patent application. We seek to protect this proprietary intellectual property, which includes intellectual property that may not be patented or patentable, in part by confidentiality agreements with our contactors, distributors, employees and others. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.

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

Any infringement claims against us, whether meritorious or not, could:

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

The potential for political unrest, acts of terrorism and war, and economic collapse exists in many countries in which we currently, or may be in the future, do business. The occurrence of any such events at or near the site of our projects could lead to delay, cancellation or significant damage to our projects or equipment. The occurrence of any such events could also cause harm, injury or death to our personnel working on such projects. Any such events could expose us to significant liabilities and would therefore adversely affect our results of operations and growth.

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

The market price of our common stock is likely to continue to be highly volatile. The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. Our common stock may not trade at the same levels as other technology-related stocks and technology-related stocks in general may not sustain their current market prices. In addition, an active public market for our securities may not be sustained.

The trading price of our common stock could be subject to wide fluctuations in response to:

•	our perceived prospects;

•	variations in our operating results and achievement of key business targets;

•	changes in securities analysts’ recommendations or earnings estimates;

•	the inclusion of a going concern modification in our independent registered public accountant’s audit report;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new products by us or our competitors;

•	market sentiment toward power technology and alternative energy stocks in general or to us in particular;

•	trading of options or other derivatives on our common stock;

•	market reaction to any acquisition, joint venture or strategic investments announced by us or our competitors; and

•	general economic or stock market conditions unrelated to our operating performance.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 8.7% of our outstanding common stock at March 2, 2007. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate office and our Proton Energy Systems subsidiary are located in a 100,000 square foot facility in Wallingford, Connecticut. The facility is subject to a $6,975,000 loan agreement held by Technology Drive LLC, a limited liability company wholly owned by Proton, with Webster Bank, National Association. On September 18, 2006, Technology Drive LLC, entered into an Amendment to this Loan Agreement and a Pledge Agreement, each effective as of September 11, 2006, with Webster Bank, National Association. The effect for the amendments is to change the interest rate on the loan from LIBOR plus 237.5 basis points to LIBOR plus 200 basis points and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provides for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. The loan agreement contains a material adverse change clause allowing Webster, at its option, to declare the loan immediately payable if they believe there has been a material adverse change in our financial condition, however, we consider it remote that Webster will declare the loan immediately payable due to the restricted cash balance that equals the amount of the loan.

Northern’s principal executive offices are located in a 28,500 square foot facility in Waitsfield, Vermont which house research, manufacturing, and administrative activities. Northern also owns a 13,000 square foot facility adjacent to this facility that is currently subleased to a third party. Northern currently leases five offices used primarily for their Sales and Service departments in California, Texas and New York.

In March 2003, Northern entered into a financing agreement with the Vermont Economic Development Authority, or VEDA, regarding the purchase, construction, sale, and lease of its new facility in Waitsfield, Vermont. In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc., or NPS Condo Association, was formed for the purpose of managing the land, building, and improvements related to the new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. Northern transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation, or CVEDC. In consideration, CVEDC secured a $2,790,000 loan from VEDA to complete the facility and lease back such facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility.

In October 2005, Northern completed the purchase of a $1.6 million, 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, added capacity for Northern’s power systems and product business. Under the purchase, Northern qualified for assistance from VEDA, which together with Vermont’s Merchants Bank, provided financing for a substantial portion of the purchase. The Merchants Bank agreement includes a material adverse change clause allowing Merchants Bank, at its option, to declare the loans immediately payable if they believe there has been a material adverse change in our financial condition.

In January 2007, we announced plans to exit our Waitsfield, Vermont facility and consolidate all of our Northern Power operations in our Barre, Vermont facility. Management is currently evaluating the timing of this exit and its future plans for the Waitsfield facility.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

ITEM 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The range of high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the symbols DESC for 2006 and 2005 is shown below:

Year and Quarter	High	Low
2005
First Quarter	$4.30	$2.35
Second Quarter	4.80	2.58
Third Quarter	8.52	4.16
Fourth Quarter	10.70	6.61
2006
First Quarter	$11.00	$6.24
Second Quarter	7.19	4.47
Third Quarter	5.30	2.90
Fourth Quarter	4.50	3.01

As of March 2, 2007 there were approximately 562 stockholders of record.

Use of Proceeds

On September 28, 2000, Proton closed an initial public offering of its common stock, $.01 par value. The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was September 28, 2000, and the Commission file number assigned to the registration statement is 333-39748. After deducting underwriting discounts and commissions and offering expenses, our net proceeds from the offering were approximately $125.8 million. The net proceeds have been allocated for general corporate purposes and capital expenditures, including the purchase of equipment for leasehold improvements to our manufacturing facility, and the possible acquisition of businesses, products or technologies that are complementary to our business. We have also raised additional funding through means other than our initial public offering. On April 10, 2006, we entered into an equity distribution agreement with UBS Securities LLC. The equity distribution agreement provided that the we would offer and sell up to 3,000,000 shares of the Company’s common stock from time to time through UBS Securities LLC, as sales agent or principal. The compensation to UBS Securities LLC for acting as sales agent was 4% of the first $15 million of gross sales price of the shares sold, and 3% of the gross sales price of the shares in excess of $15 million. From April 12, 2006 to May 5, 2006, we sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in proceeds of approximately $7.5 million. On May 17, 2006, we discontinued sales under the equity distribution agreement.

We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. In December 2006, we paid approximately $136,000 cash to our board of directors based on our revised director compensation plan. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us. As of December 31, 2006, approximately $112.2 million of the net proceeds of the public offerings had been used to fund operations and purchase fixed assets and $20.3 million has been used in the acquisition of Northern. The remaining net proceeds are invested in U.S. Government and Agency securities. At December 31, 2006, our cash and marketable securities balance was approximately $18.2 million.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2006

	a		b	c
	Number of Shares to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Plan Category
Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—		$—	279,030
1996, 1998, 2000 and 2003 Stock Option Plans	3,467,706		$6.61	1,278,610
Equity Compensation Plans Not Approved by Shareholders:	500,000	(1)	$8.84	—

(1)	This represents options which were granted in 2006 without stockholder approval as an inducement grant in accordance with NASDAQ rules related to the hiring of Mr. Schwallie as our chief executive officer.

In January 2006, we granted Ambrose L. Schwallie, our chief executive officer, an option to purchase 500,000 shares of our common stock at an exercise price of $8.84 per share. The Company also issued Mr. Schwallie 28,280 shares of common stock at a price of $.01 per share. These shares are fully vested but may not be transferred prior to January 16, 2007. In addition, the Company issued Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. Such shares are subject to a re-acquisition right in favor of the Company during the first year after grant at a price of $.01 per share if Mr. Schwallie’s employment ceases for any reason. We have also agreed to make the following issuances of common stock to Mr. Schwallie at a price of $.01 per share under the following conditions: 100,000 shares of common stock will be granted if we meet or exceed the revenue, income and cash flow targets for 2006 approved by our board of directors, 100,000 shares of common stock will be granted if we have, while Mr. Schwallie is serving as chief executive officer, achieved two consecutive quarters of positive operating cash flow prior to June 30, 2007 and 100,000 shares of common stock will be granted if we achieve, while Mr. Schwallie is serving as chief executive officer, four consecutive quarters of revenue totaling $100.0 million prior to June 30, 2008, with a gross margin on that revenue of at least 20%. If a change in control event, as defined in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by us, any common stock described in the preceding sentence and not yet granted would be awarded to Mr. Schwallie unless it is no longer possible for the respective targets to be met. These option and stock awards were made as inducement grants pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules.

Contemporaneously with the commencement of his employment, Mr. Schwallie also purchased 56,561 shares of common stock from us in a private placement at a purchase price of $8.84 per share.

Sale of Unregistered Equity Securities

During 2006, warrants to purchase 475,531 shares of common stock were exercised utilizing the cash or cashless exercise feature of the warrant. The cashless exercise of these warrants, which were issued to securityholders of Northern in 2003 in connection with the acquisition of Northern, resulted in the issuance of 289,440 shares of common stock. All warrants expired December 10, 2006.

In 1998, in connection with a customer sponsored research and development contract, Proton issued a warrant to purchase 50,000 shares of its common stock at a purchase price of $1.10 per share. During December 2005, this warrant was fully exercised.

On January 16, 2006, we issued and sold 56,561 shares of common stock to Ambrose L. Schwallie at a purchase price of $8.84 per share. These shares were sold in a privately negotiated transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data
Revenues
Contract	$26,826	$34,197	$18,963	$2,810	$3,388
Product	11,270	6,310	2,825	1,229	1,269
Service	6,997	4,473	672	155	57

Total revenue	45,093	44,980	22,460	4,194	4,714
Cost of revenues
Contract	26,268	31,549	16,826	3,146	2,314
Product	10,226	6,207	3,904	2,223	5,019
Service	7,327	3,120	765	155	41

Total cost of revenue	43,821	40,876	21,495	5,524	7,374
Gross margin	1,272	4,104	965	(1,330)	(2,660)
Operating expenses
Research and development	3,660	4,059	6,254	7,716	8,793
Intangible impairment	1,450	—	—	—	—
Goodwill impairment	24,191	—	—	—	—
Selling, general and administrative	26,335	16,930	17,953	10,024	7,853

Total operating expenses	55,636	20,989	24,207	17,740	16,646
Loss from operations	(54,364)	(16,885)	(23,242)	(19,070)	(19,306)
Interest income	1,421	1,072	1,144	2,535	5,894
Interest expense	(747)	(483)	(335)	(243)	(92)
Gain (loss) on sale of marketable securities and other	335	52	(4)	10	24

Net loss	$(53,355)	$(16,244)	$(22,437)	$(16,768)	$(13,480)

Basic and diluted net loss per share	$(1.38)	$(0.45)	$(0.63)	$(0.50)	$(0.40)

Shares used in computing basic and diluted net loss per share	38,622	36,271	35,465	33,830	33,347

Balance Sheet Data at year end
Cash, cash equivalents and marketable securities	$18,168	$40,666	$59,135	$73,848	$150,359
Working capital	22,865	44,068	58,902	76,804	151,519
Total assets	69,890	111,146	124,571	144,032	176,305
Current liabilities	14,814	16,156	16,307	13,636	7,577
Long term liabilities	8,335	9,934	8,830	9,283	6,441
Total stockholders' equity	46,740	85,056	99,434	121,113	162,287

Cash Flow Data
Net cash used in operating activities	$(21,760)	$(17,783)	$(18,050)	$(13,871)	$(9,931)
Net cash (used in) provided by investing activities	(2,409)	30,205	19,979	35,803	18,787
Net cash provided by (used in) financing activities	8,480	2,189	(215)	(34,072)	5,722

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected consolidated financial data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Throughout this discussion and analysis, we discuss our two business segments for financial reporting purposes, Northern and Proton. Northern is our distributed generation systems business segment and Proton is our hydrogen generator business segment. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those anticipated and expressed in such forward-looking statements and as a result of several factors, including the factors described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006 and other Securities Exchange Act filings.

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

Our distributed generation systems produce electricity from conventional fuels and from cleaner, more sustainable sources such as wind, sunlight and biofuels, using reliable power generation technologies integrated with custom controls and power electronics. We have installed over 800 systems in more than 26 countries during over 30 years of operations. Our diverse customer base ranges from those who use our systems in remote applications, such as oil and gas pipelines and telecommunications facilities, to grid-connected customers who use our systems for large commercial office buildings and manufacturing facilities. Our customers include Petróleos Mexicanos (PEMEX), S. C. Johnson & Son, Inc., Equity Office Properties Trust, The Timberland Company and Honeywell International Inc.

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed approximately 900 hydrogen generators in more than 40 countries over more than five years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

The Company incurred significant operating losses and negative cash flow from operating activities in each of the years in the three year period ended December 31, 2006. Such circumstances raise substantial doubt about the Company’s ability to continue as going concern. The realization of assets and the satisfaction of the liabilities in the normal course of business are dependent on, among other things, the Company’s ability to reduce its operating losses and operate profitably, to generate cash flow from operations, as well as the Company’s ability to maintain credit under its current debt agreements adequate to conduct its business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements. As further discussed in Liquidity and Capital Resources—Management’s Plan, we have developed a plan to increase revenue, improve gross margin, reduce expense, potentially sell assets and raise additional capital in order to increase our cash balance.

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

Our critical accounting policies include the following:

Revenue Recognition—Product Revenue

All of our product revenue is derived from the operations of our Proton segment. For product sales for which adequate product warranty information exists, we record revenue when a firm sales agreement is in place, delivery has occurred, sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in our product sales agreements may include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors, as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs, we defer revenue and costs until the expiration of the product warranty period.

During 2006, we determined that we had adequate warranty information and experience to begin recognizing product revenue related to our HOGEN H-series hydrogen generators. Therefore, in the third quarter of 2006 we began recognizing product revenue related to sales of H-series hydrogen generators upon shipment. Prior to the third quarter of 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment.

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

Revenue Recognition—Contract Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern Power segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, or SOP 81-1, based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be judgmental. Approximately 79.2%, 77.0% and 57.0% of our contract revenue for the years ended December 31, 2006, 2005 and 2004, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from 2.0% to 7.7% and 11.3% for the years ended December 31, 2006, 2005 and 2004, respectively.

Revenue Recognition—Service Revenue

For service and repair contracts, we recognize revenue as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the service period.

Inventory

We record inventory at the lower of cost or market value. We determine cost by the average cost method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of December 31, 2006 would have affected our pre-tax loss by approximately $49,400 for the year ended December 31, 2006.

Goodwill and Intangible Assets

We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill, and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill and certain intangible assets are deemed to have indefinite lives and are no longer subject to amortization. All other intangible assets are amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of our reporting units exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

We review goodwill and the Northern Power tradename for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the Northern Power tradename might exceed their current fair value. To assist in the process of reviewing goodwill and the Northern Power tradename for impairment, we obtain appraisals from an independent valuation firm. The appraisal requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We estimate the fair value of the Northern reporting unit using a discounted cash flow model based on our most recent long-range plan and compare the estimated fair value to the net book value of the reporting unit, including goodwill.

In the fourth quarter 2006 and throughout 2006, Northern’s operating results were significantly less than expected due to revenue shortfalls and higher than anticipated costs. Additionally, Northern’s backlog also decreased since the third quarter of 2006 as work was performed on existing contracts, with no significant new contracts added to the backlog through December 31, 2006. In the fourth quarter we completed preparation of our 2007 operating plan and our related long-term projections, which indicated lower than previously estimated revenue growth, gross margins and related operating cash flows. These projections were used to estimate the fair value of the Northern Power reporting unit and it was determined that the carrying value of the reporting unit exceeded the fair value, which indicated goodwill impairment. We then compared the implied fair value of the Northern goodwill with the carrying value of that goodwill and recorded a $24.2 million goodwill impairment charge. The impairment review process involved significant judgment regarding Northern’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of Northern.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets subject to amortization is based on the amount the carrying value exceeds the fair value of the asset.

In the fourth quarter 2006, we began an initiative to combine the operations of Northern and Proton to reduce costs and strengthen its systems sales, engineering, production, service and technology development. In conjunction with that effort we determined that we would eliminate both the Proton and Northern brands, and operate in the marketplace under a single unified brand, Distributed Energy. We will cease use of the Northern tradename by April 2007. Therefore, at December 31, 2006, we determined that the Northern tradename had been impaired and recorded an impairment charge of $1,450,000. The fair value of the Northern tradename was determined utilizing the income approach-relief from royalty method.

We have assessed the useful lives of its other existing intangible assets, other than goodwill, and believes that estimated useful lives remain appropriate.

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

Northern Power’s results in the fourth quarter and for the year ended December 31, 2006 were significantly less than expected due to lower revenue and higher than anticipated costs. Additionally our annual goodwill impairment test resulted in the impairment and write-off of all the goodwill relating to the Northern Power reporting unit. These factors indicated that the carrying value amount of Northern Power’s long lived assets may not be recoverable. During the quarter ended December 31, 2006 we conducted an impairment review of its long-lived assets, including its fixed assets and intangible assets, and concluded there was no impairment on the basis that the carrying amount of its long-lived assets will be recoverable from the asset grouping’s expected undiscounted cash flows.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue or when a project is installed or commissioned. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at December 31, 2006 would have affected our pre-tax loss by approximately $81,000 for the year ended December 31, 2006.

Stock-Based Compensation

Stock-Based Compensation—Employee Stock-Based Awards

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Consolidated Financial Statements, as of and for the year ended December 31, 2006, reflect the impact of adopting SFAS 123(R). Non-cash stock compensation expense for the year ended December 31, 2006, was $5,291,351, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense for the year ended December 31, 2006 of $92,354 was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Additionally, under the modified prospective transition method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits totaling approximately $700,000 at December 31, 2006.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended December 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. We have determined that historical volatility is most reflective of the market conditions and the best indicator of expected volatility.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Bulletin No. 107, or SAB 107, using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Stock-Based Compensation —Non-Employee Stock Options

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

Also see Note 12 to the Consolidated Financial Statements on Stock-Based Compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. After evaluating our tax position, we do not believe the adoption of FIN 48 will be material to our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The company does not expect that the adoption of FAS 157 will have a material impact on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We have adopted the new bulletin and have determined that it does not have significant impact on our financial statements.

RESULTS OF OPERATIONS

Comparison of Years 2006 and 2005

Revenues:

	Year ended
Net revenues	December 31, 2006	December 31, 2005	Increase (decrease)
Contract	$26,825,372	$34,197,326	$(7,371,954)	-22%
Product	11,270,186	6,309,524	4,960,662	79%
Service	6,997,234	4,472,792	2,524,442	56%

Total	$45,092,792	$44,979,642	$113,150	0%

The following chart provides comparative contract revenues by operating segment:

	Year ended
Contract revenue	December 31, 2006	December 31, 2005	Increase (decrease)
Northern	$23,435,225	$31,857,867	$(8,422,642)	-26%
Proton	3,390,147	2,339,459	1,050,688	45%

Total	$26,825,372	$34,197,326	$(7,371,954)	-22%

Northern’s on-site revenue decreased approximately $5.0 million in 2006 compared to 2005 due to the timing and size of the contracts for which revenue was recognized in each period. Northern’s industrial infrastructure revenue decreased approximately $2.4 million in 2006 from 2005 due to several projects in the full construction stage in 2005 compared to several projects being completed in 2006 without a comparable amount of new projects being started. Revenue associated with wind contracts decreased by approximately $1.7 million due to a decrease in the number of contracts, offset by an increase in power distributor contracts of $1.8 million as Northern entered this market in 2006. Northern’s government contract revenue decreased approximately $1.1 million due to fewer active projects in 2006 compared to 2005.

The increase in Proton’s contract revenue is due to the recognition of approximately $1.1 million related to its hydrogen fueling contract with Shell Hydrogen as well as an increase of approximately $0.6 million over the prior year related to the increased number of active government sponsored contracts. These increases were partially offset by the completion of contracts with the Defense Advanced Research Projects Agency, E-Vermont Fueling, and Department of Energy that totaled $0.7 million.

The following chart provides comparative product revenues within the Proton segment:

	Year ended
Product revenue	December 31, 2006	December 31, 2005	Increase (decrease)
Hydrogen generators	$11,247,886	$6,213,228	$5,034,658	81%
Rental and Other	22,300	96,296	(73,996)	-77%

Total	$11,270,186	$6,309,524	$4,960,662	79%

HOGEN H-series revenue increased from $1.1 million in 2005 to $7.8 million in 2006. In the third quarter of 2006, we determined we had adequate warranty history on HOGEN H-Series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the revenue recognized in 2006 includes $4.0 million of revenue recognized upon product warranty expiration related to units shipped in 2005, and $3.8 million of revenue related to units shipped in 2006. All of the revenue recognized in 2005 related to revenue recognized upon expiration of the product warranty period.

HOGEN S-series revenue decreased from $4.0 million in 2005 to $2.7 million in 2006. For the twelve months ended December 31, 2006, we recognized $2.7 million of revenue associated with our HOGEN S-series generators upon shipment. In the third quarter of 2005, we determined we had adequate warranty history on HOGEN S-series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the revenue recognized in 2005 includes $1.9 million of revenue recognized upon product warranty expiration related to units shipped in 2004, and $2.1 million of revenue related to units shipped in 2005.

Our laboratory generator revenue decreased from $1.1 million in 2005 to $0.7 million in 2006. For the twelve months ended December 31, 2006, we recognized $0.7 million of revenue associated with our laboratory generator upon shipment. In the first quarter of 2005, we determined we had adequate warranty history and began recognizing revenue on our laboratory generators sold with a two-year warranty. The revenue recognized in 2005 includes previously deferred revenue of $0.4 million recognized upon expiration of the warranty and $0.7 million related to units shipped in 2005.

The decrease in rental and other revenue relates to fewer rental units in the field. Some rental units were sold or returned in 2006.

The following chart provides comparative services revenues by operating segment:

	Year ended
Service revenue	December 31, 2006	December 31, 2005	Increase (decrease)
Northern	$6,185,302	$3,950,763	$2,234,539	57%
Proton	811,932	522,029	289,903	56%

Total	$6,997,234	$4,472,792	$2,524,442	56%

Northern’s long-term domestic operating and maintenance service revenue increased approximately $3.2 million due its entry into this market in the third quarter of 2005 as well as from revenues recognized on contracts acquired from Crown in 2006. This increase was offset by a $0.9 million decrease in Northern’s international field service revenue due to the completion of commissioning on two pipelines.

The increase in service revenue associated with the Proton segment relates to an increase in the number of units in the field resulting in additional spare part sales.

Costs of revenue:

	Year ended
Cost of revenues	December 31, 2006	December 31, 2005	Increase (decrease)
Contract	$26,267,642	$31,548,547	$(5,280,905)	-17%
Product	10,226,329	6,207,001	4,019,328	65%
Service	7,326,987	3,120,089	4,206,898	135%

Total	$43,820,958	$40,875,637	$2,945,321	7%

The following chart provides comparative cost of contract revenues by operating segment:

	Year ended
Cost of revenues—contract	December 31, 2006	December 31, 2005	Increase (decrease)
Northern	$23,239,007	$29,675,682	$(6,436,675)	-22%
Proton	3,028,635	1,872,865	1,155,770	62%

Total	$26,267,642	$31,548,547	$(5,280,905)	-17%

The decrease in Northern’s cost of contract revenue was due to the previously noted decrease in contract revenue. Cost of contract revenues as a percentage of contract revenues increased from 93% in 2005 to 99% in 2006. The decreased contract margins primarily relate to an increase in unabsorbed overhead costs. The increase in unabsorbed overhead costs is a result of less contract activity at Northern in 2006 as compared with 2005 and increased hiring in anticipation of increased contract volume.

The increase in Proton’s cost of contract revenue was due to the previously noted increase in contract revenue recognized for the year ended December 31, 2006. Proton’s cost of contract revenue as a percentage of contract revenue increased from approximately 80% in 2005 to approximately 89% in 2006. This decrease in gross margin relates to cost overruns on certain contracts that completed during the year and a higher proportion of lower margin contracts in 2006.

The following chart provides comparative cost of product revenues within the Proton segment:

	Year ended
Cost of revenues—product	December 31, 2006	December 31, 2005	Increase (decrease)
Hydrogen generators	$10,173,144	$6,067,337	$4,105,807	68%
Rental and Other	53,185	139,664	(86,479)	-62%

Total	$10,226,329	$6,207,001	$4,019,328	65%

HOGEN H-series cost of revenue increased from $1.9 million in 2005 to $7.6 million in 2006. In the third quarter of 2006, we determined we had adequate warranty history on HOGEN H-Series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the cost of product revenues recognized in 2006 includes $3.9 million of cost of revenue recognized upon product warranty expiration related to units shipped in 2005, $3.1 million of cost of revenue related to units shipped in 2006 and $0.6 million related to warranty and other costs of production. All of the cost recognized in 2005 related to costs associated with units whose warranty period had expired. Our gross margins related to this product line increased from -73% to 3% in 2006 primarily due to fewer lower of cost or market adjustments, increased selling prices and favorable warranty experience.

HOGEN S-series cost of revenue decreased from $2.9 million in 2005 to $1.7 million in 2006. All of the cost recognized in 2006 related to costs associated with units which had shipped and for which revenue was recognized during 2006. In the third quarter 2005, we determined we had adequate warranty history on HOGEN S series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the cost of product revenues recognized in 2005 includes $1.3 million of cost recognized upon product warranty expiration related to units shipped in 2004 and $1.6 million of cost related to units shipped in 2005. Our gross margin related to this product line increased from 27% in 2005 to 37% in 2006 primarily due to increased selling prices and favorable warranty experience.

Our laboratory generator cost of revenue decreased from $1.3 million in 2005 to $0.8 million in 2006. All of the cost recognized in 2006 related to costs associated with units which had shipped and for which revenue was recognized during 2006. In the first quarter of 2005, we determined we had adequate warranty history and began recognizing revenue on our laboratory generators sold with two-year warranties. The cost of revenue recognized in 2005 includes previously deferred cost of $0.5 million and $0.8 million of cost related to units shipped in 2005. Our gross margin associated with this product was -14% and -18% for the years ended December 31, 2006 and 2005, respectively.

The following chart provides comparative cost of service revenues by operating segment

	Year ended
Cost of revenues—service	December 31, 2006	December 31, 2005	Increase (decrease)
Northern	$6,433,439	$2,643,946	$3,789,493	143%
Proton	893,548	476,143	417,405	88%

Total	$7,326,987	$3,120,089	$4,206,898	135%

The increase in Northern’s cost of service revenue was due to the previously noted increase in active and/or completed contracts. Service cost of revenue as a percentage of service revenue increased from 70% in 2005 to 104% in 2006. This increase in cost of service revenue was primarily attributable to a change in Northern’s mix of service contracts. Service revenues were primarily from one-time higher margin international field service time and material contracts in 2005. In 2006, revenue was derived primarily from longer term, multi year domestic operating and maintenance contracts, which tend to have lower margins. Additionally, 2006 costs include additional overhead costs associated with our growing service business. We do not believe the negative gross margins in 2006 are indicative of loss contracts.

The increase in Proton’s service cost revenues relates to the increased number of hydrogen generator units in the field.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details and the revenue and costs deferred on those unit shipments for the years ended December 31, 2006 and 2005:

Hydrogen generator unit shipments	December 31, 2006	December 31, 2005	Increase (decrease)
S series	45	33	12
H series	23	30	(7)
Laboratory generators	75	83	(8)

Total	143	146	(3)

Revenue deferred on units shipped	December 31, 2006	December 31, 2005	Increase (decrease)
S series	$—	$—	$—
H series	—	4,033,658	(4,033,658)
Laboratory generators	—	—	—

Total	$—	$4,033,658	$(4,033,658)

Cost deferred on units shipped	December 31, 2006	December 31, 2005	Increase (decrease)
S series	$—	$—	$—
H series	—	3,757,095	(3,757,095)
Laboratory generators	—	—	—

Total	$—	$3,757,095	$(3,757,095)

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

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

	Year ended
Research and development	December 31, 2006	December 31, 2005	Increase (decrease)
Employee related	$2,185,962	$2,558,814	$(372,852)	-15%
Project material	1,013,722	1,259,270	(245,548)	-19%
Depreciation and amortization	450,777	775,369	(324,592)	-42%
Stock based compensation	200,402	—	200,402
Other	(191,154)	(534,139)	342,985	64%

Total	$3,659,709	$4,059,314	$(399,605)	-10%

Employee-related costs and project material decreased primarily due to less development effort associated with Proton’s hydrogen generators, offset by increased project costs at Northern related to development of its power distributor products. Depreciation and amortization decreased as certain capitalized equipment reached its estimated useful life at the end of 2005. Stock- based compensation increased due to the adoption of FAS 123(R) in January 2006. The increase in other costs was primarily due to a decrease in CCEF program milestone-related credits of $0.5 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

	Year ended
Selling, general and administrative	December 31, 2006	December 31, 2005	Increase (decrease)
Employee related	$11,710,743	$9,315,978	$2,394,765	26%
Marketing and advertising	1,183,510	801,759	381,751	48%
Depreciation, amortization	1,510,889	1,148,370	362,519	32%
Stock based compensation	4,914,695	550,775	4,363,920	792%
Legal, consulting and accounting	1,800,101	1,440,213	359,888	25%
Other	5,214,875	3,672,845	1,542,030	42%

Total	$26,334,813	$16,929,940	$9,404,873	56%

The increased employee-related costs were primarily due to an increase in the number of employees particularly at Northern, an increase in travel related costs, as well as costs associated with the addition of our new Chief Executive Officer in January 2006. The increase in marketing and advertising was generally due to increased new market development costs. The increase in depreciation and amortization was primarily due to increased capital expenditures in the fourth quarter of 2005, related to our Barre, Vermont facility and intangible assets associated with the Crown acquisition in the second quarter of 2006. Stock-based compensation increased due to the recognition of expense related to the adoption of FAS 123R in January 2006. The increase in legal, consulting and accounting expenses was primarily related to increased audit-related fees. The increase in other costs was primarily due to maintenance and repair expenses related to the Barre facility, recruiting expense, non-capitalizable software implementation costs and increased bad debt expense, particularly at Northern.

Goodwill and Intangible impairment: As described in Critical Accounting Judgments and Estimates, we recorded a $24.2 million goodwill impairment charge and a $1.5 million impairment on the Northern Power trade name.

Interest income: Interest income increased from $1.1 million for the year ended December 31, 2005 to $1.4 million for the year ended December 31, 2006. The increase resulted from higher average interest rates, offset by lower average cash and marketable securities balances. The average interest rates on our cash and marketable securities balances for the years ended December 31, 2006 and 2005 were approximately 4.9% and 2.3%, respectively. The average cash and marketable securities balances for the years ended December 31, 2006 and 2005 were approximately $29.1 million and $47.6 million, respectively.

Interest expense: Interest expense increased from $0.5 million for the year ended December 31, 2005 to $0.7 million for the year ended December 31, 2006. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations and a greater amount of average debt outstanding including new capital lease obligations.

Other income: Other income increased for the year ended December 31, 2006 due primarily to rental income of $ 0.3 million related to the sublease of a portion of our Wallingford, Connecticut office space and our Barre, Vermont facility.

Comparison of Years 2005 and 2004

Revenues:

	Year ended
Net revenues	December 31, 2005	December 31, 2004	Increase (decrease)
Contract	$34,197,326	$18,963,215	$15,234,111	80%
Product	6,309,524	2,824,955	$3,484,569	123%
Service	4,472,792	671,749	$3,801,043	566%

Total	$44,979,642	$22,459,919	$22,519,723	100%

The following chart provides comparative contract revenues by operating segment:

	Year ended
Contract revenue	December 31, 2005	December 31, 2004	Increase (decrease)
Northern	$31,857,867	$16,030,804	$15,827,063	99%
Proton	2,339,459	2,932,411	(592,952)	-20%

Total	$34,197,326	$18,963,215	$15,234,111	80%

Northern’s on-site revenue increased approximately $8.9 million in 2005 compared to 2004 due to several projects being in the full construction phase in 2005. Northern’s industrial infrastructure revenue increased approximately $3.5 million in 2005 compared to 2004 due to several projects being in the full construction stage in 2005. Additionally, revenue associated with Northern’s wind business increased approximately $2.4 million in 2005 compared with 2004 due to the full construction phase of its contract with the Alaska Village Electric Cooperative in 2005. Government contract revenue increased $0.9 million due to a greater number of large projects compared to the comparable 2004 year.

Proton’s contract revenues decreased approximately $1.4 million in 2005 compared with 2004 mainly due to the completion of contracts with the Naval Air Warfare Center Weapons Division (China Lake Phase II) and the Defense Advanced Research Projects Agency. This decrease was partially offset by increased revenue of $0.8 million in 2005 compared with 2004 from contracts with the Department of Energy and the Missile Defense Agency.

The following chart provides comparative product revenues within the Proton segment:

	Year ended
Product revenue	December 31, 2005	December 31, 2004	Increase (decrease)
Hydrogen generators	$6,213,228	$2,696,463	$3,516,765	130%
Rental and other	96,296	128,492	(32,196)	-25%

Total	$6,309,524	$2,824,955	$3,484,569	123%

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

HOGEN S Series revenue increased from $2.1 million in 2004 to $4.0 million in 2005. In the third quarter of 2005, we determined we had adequate warranty history on HOGEN S series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the revenue recognized in 2005 includes $1.9 million of revenue recognized upon product warranty expiration related to units shipped in 2004, and $2.1 million of revenue related to units shipped in 2005. All of the revenue recognized in 2004 related to revenue recognized upon expiration of the product warranty period.

Our laboratory generator revenue increased from $0.1 million in 2004 to $1.1 million in 2005. In the first quarter of 2004 we began selling our laboratory generators with two-year warranties. As a result, revenue was deferred until the expiration of the warranty period or until we could estimate expected costs of a two-year warranty. In the first quarter of 2005, we determined we had adequate warranty history and began recognizing revenue on our laboratory generators sold with a two-year warranty. The revenue recognized in 2005 includes previously deferred revenue of $0.4 million recognized upon expiration of the warranty and $0.7 million related to units shipped in 2005.

In the second quarter of 2004, we curtailed the production of our HOGEN 380 series generators. Included in 2004 product revenue is $0.5 million related to HOGEN 380 series revenue recognized upon expiration of the product warranty.

The following chart provides comparative service revenues by operating segment:

	Year ended
Service revenue	December 31, 2005	December 31, 2004	Increase (decrease)
Northern	$3,950,763	$445,015	$3,505,748	788%
Proton	522,029	226,734	295,295	130%

Total	$4,472,792	$671,749	$3,801,043	566%

The increase in Northern’s service revenue is primarily attributable to an increase in international field service business in 2005. The increase in Proton’s service revenue was primarily due to the sale of spare parts and kits related to our HOGEN S and H series units, and was generally attributable to the increase in the number of hydrogen generators in the field.

Costs of revenue:

	Year ended
Cost of revenues	December 31, 2005	December 31, 2004	Increase (decrease)
Contract	$31,548,547	$16,825,915	$14,722,632	87%
Product	6,207,001	3,904,284	2,302,717	59%
Service	3,120,089	764,448	2,355,641	308%

Total	$40,875,637	$21,494,647	$19,380,990	90%

The following chart provides comparative cost of contract revenues by operating segment:

	Year ended
Cost of revenues—contract	December 31, 2005	December 31, 2004	Increase (decrease)
Northern	$29,675,682	$14,468,425	$15,207,257	105%
Proton	1,872,865	2,357,490	(484,625)	-21%

Total	$31,548,547	$16,825,915	$14,722,632	87%

The increase in Northern’s cost of contract revenue was due to the previously noted increase in contract revenue. Cost of contract revenue as a percentage of contract revenue increased from 89% in 2004 to 93% in 2005. The increase in contract costs as a percentage of contract revenue primarily relates to the mix and timing of contracts in 2005 compared to 2004.

The decrease in Proton’s cost of contract revenue was due to the previously noted decrease in contract revenue recognized for the year ended December 31, 2005. Proton’s cost of contract revenue as a percentage of contract revenue remained steady at approximately 80% for the years ended December 31, 2005 and 2004.

The following chart provides comparative cost of product revenues within the Proton segment:

	Year ended
Cost of revenues—product	December 31, 2005	December 31, 2004	Increase (decrease)
Hydrogen generators	$6,067,337	$3,787,232	$2,280,105	60%
Rental and other	139,664	117,052	22,612	19%

Total	$6,207,001	$3,904,284	$2,302,717	59%

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

HOGEN S Series product cost increased from $2.1 million in 2004 to $2.9 million in 2005. All of the cost recognized in 2004 related to costs associated with units whose warranty period had expired. In the third quarter 2005, we determined we had adequate warranty history on HOGEN S series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the cost of product revenues recognized in

2005 includes $1.3 million of cost recognized upon product warranty expiration related to units shipped in 2004 and $1.6 million of cost related to units shipped in 2005. Our gross margin related to this product line increased from 0% in 2004 to 25% in 2005 due to the realization of increased selling prices and manufacturing efficiencies.

Our laboratory generator cost of revenue increased from $0.2 million in 2004 to $1.3 million in 2005. In the first quarter of 2004, we began selling our laboratory generators with two-year warranties. As a result, cost of revenue, like recognition of the related revenue, was deferred until the expiration of the warranty period or until we could estimate expected costs of a two year warranty. In the first quarter of 2005, we determined we had adequate warranty history and began recognizing revenue on our laboratory generators sold with two-year warranties. The cost of revenue recognized in 2005 includes previously deferred cost of $0.5 million and $0.8 million of cost related to units shipped in 2005. Our gross margin associated with this product line was 0% for the years ended December 31, 2005 and 2004.

In the second quarter of 2004, we curtailed the production of our HOGEN 380 series generators. Included in 2004 product cost of revenue is $0.7 million related to the recognition of costs upon expiration of the products warranty.

The following chart provides comparative cost of service revenues by operating segment:

	Year ended
Cost of revenues—service	December 31, 2005	December 31, 2004	Increase (decrease)
Northern	$2,643,946	$375,613	$2,268,333	604%
Proton	476,143	388,835	$87,308	22%

Total	$3,120,089	$764,448	$2,355,641	308%

The increase in Northern’s cost of service revenue was due to the previously noted increase in international field service contracts.

The increase in cost of service revenues was primarily due to the increased spare parts and kit sales related to our HOGEN S and H series units which were generally attributable to the increase in the number of hydrogen generators in the field.

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

	Year ended
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

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

	Year ended
Selling, general and administrative	December 31, 2005	December 31, 2004	Increase (decrease)
Employee related	$9,315,978	$8,329,559	$986,419	12%
Marketing and advertising	801,759	1,299,916	(498,157)	-38%
Depreciation, amortization and stock based compensation	1,148,370	2,350,269	(1,201,899)	-51%
Stock based compensation	550,775	974,754	(423,979)	-43%
Legal, consulting and accounting	1,440,213	1,663,883	(223,670)	-13%
Other	3,672,845	3,335,058	337,787	10%

Total	$16,929,940	$17,953,439	$(1,023,499)	-6%

The increased employee-related costs were primarily due to headcount additions at Northern, particularly within the selling function, with the additions of New Jersey, California and Texas office locations, as well as cost-of-living adjustments and increased health care costs incurred in 2005. The decrease in marketing and advertising was generally due to decreased costs associated with the marketing of Proton’s HOGEN H series product. Depreciation, amortization and stock-based compensation declined due to decreased stock-based compensation costs of $0.4 million and intangible asset amortization cost of $1.2 million, both primarily associated with the Northern acquisition. Northern’s contract backlog intangible asset was fully amortized in November 2004, resulting in $0.1 million per month less amortization expense in 2005 compared to 2004. Legal, consulting and accounting charges reflect a decrease from the year ended December 31, 2004, when we incurred higher expenses primarily for consulting and accounting services associated with Sarbanes-Oxley compliance efforts.

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

Other income: Other income increased for the year ended December 31, 2005 due primarily to rental income of $0.1 million related to the sublease of a portion of our Wallingford, Connecticut office space and our Waitsfield, Vermont facility, offset in part by a $54,000 loss on disposal of assets.

Liquidity and Capital Resources

Since its inception in August 1996 through December 2006, Proton has financed its operations through convertible preferred stock issuances, an initial public offering, and an equity distribution agreement that, in total, raised approximately $194.9 million. As of December 31, 2006, Distributed Energy had approximately $18.2 million in unrestricted cash, cash equivalents and marketable securities.

Cash used in operating activities was $21.8 million for the year ended December 31, 2006 and was primarily attributable to our net loss, decreases in deferred revenue and customer advances, an increase in cost in excess of billing and inventory, offset in part by an increase in accounts payable and decrease in deferred cost. Our net loss for the year ended December 31, 2006 included a non-cash goodwill and intangible impairment charge of $25.6 million. Cash used in operating activities was $17.8 million for the year ended December 31, 2005 and was primarily attributable to our net loss and increases in accounts receivable, offset in part by a decrease in billings in excess of costs.

Cash used in investing activities was $2.4 million for the year ended December 31, 2006 and was primarily attributable to an increase in restricted cash and cash paid for the acquisition of Crown, offset in part by a decrease in proceeds from maturities and sales of marketable securities. Cash provided by investing activities was $30.2 million for the year ended December 31, 2005 and was primarily attributable to proceeds from the maturity of marketable securities and a decrease in restricted cash, partially offset by purchases of marketable securities and purchases of fixed assets, including the Barre, Vermont facility.

Cash provided by financing activities was $8.5 million for the year ended December 31, 2006 and was attributable to the proceeds from the sale of the common stock through our equity distribution agreement and from cash received from the exercise of stock options and warrants. Cash provided by financing activities was $2.2 million for the year ended December 31, 2005 and was primarily attributable to borrowings of long term debt by Northern to purchase its manufacturing facility in Barre, Vermont and proceeds from the exercise of stock options and warrants, partially offset by principal repayments of debt.

Debt Agreements

On September 18, 2006, Technology Drive LLC, a subsidiary of Proton, entered into an amendment to construction loan agreement with Webster Bank, National Association. These amendments relate to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. As of December 31, 2006, the outstanding principal balance of the loan was $5,342,182. The effect of the amendments was to change the interest rate on the loan from LIBOR plus 237.5 basis points (6.67% per annum at December 31, 2005) to LIBOR plus 200 basis points (7.35 % per annum at December 31, 2006) and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provided for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. As of December 31, 2006, we had classified $400,200 as short-term restricted cash and $5,037,682 as long-term restricted cash as a result of this amendment. The loan agreement contains a material adverse change clause allowing Webster, at its option, to declare the loan immediately payable if they believe there has been a material adverse change in our financial condition, however, we consider it remote that Webster will declare the loan immediately payable due to the restricted cash balance that equals the amount of the loan. Maturities under the debt at December 31, 2006 are as follows: 2007—$400,200; 2008—$418,200; 2009—$4,523,782.

In connection with the construction of our Wallingford, Connecticut facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement with the Connecticut Development Authority. The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. Proton was required under the agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets.

At December 31, 2006, a financial institution has issued letters of credit totaling of $1,016,749 on behalf of Northern. In connection with these letters of credit, the same amount was held in escrow which is classified as restricted cash on our consolidated balance sheet. Northern, in connection with its facility debt also maintains approximately $150,000 of restricted cash.

In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc., or NPS Condo Association, was formed for the purpose of managing the land, building, and improvements related to Northern’s new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. We transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation, or CVEDC. In consideration, CVEDC secured a $2,790,000 loan from the Vermont Economic Development Authority, or VEDA, to complete the facility and lease back the facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. Maturities under the capital lease obligation at December 31, 2006 are as follows: 2007—$111,878; 2008—$115,281; 2009—$118,787; 2010—$122,400; 2011—$126,123; 2012 and thereafter $1,916,579.

In October 2005, Northern completed the purchase of a 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, added capacity for Northern’s power systems and product business. Under the purchase, Northern qualified for assistance from VEDA, which together with Vermont’s Merchants Bank provided financing for a substantial portion of the facility, land, and future facility improvements.

VEDA made available a total of $740,000, at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing with a maturity date of October 6, 2015, which was 6.25% per annum at December 31, 2006. The VEDA debt currently requires 120 monthly payments of $5,567 and a final balloon payment in October, 2015. As of December 31, 2006, Northern has drawn down a total of $688,935 on this loan. Maturities under the obligation at December 31, 2006 are as follows: 2007—$40,432; 2008—$42,184; 2009—$44,013; 2010—$44,342; 2011—$38,654; 2012 and thereafter $429,236.

Merchants Bank provided $925,000 at a fixed rate of 7.42% per annum. Merchants Bank requires 119 monthly payments of $8,535 beginning November, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015. The loan agreement contains a material adverse change clause allowing Merchants Bank, at its option, to declare the loans immediately payable if they believe there has been a material adverse change in our financial condition. We have incurred recurring operating losses and cash outflows. As a result of these conditions, there is more than a remote chance that Merchants Bank may declare the loans immediately payable. Accordingly, we have classified the entire balance as a current liability. The loan is collateralized by the Barre, Vermont property. Scheduled maturities under the obligation as of December 31, 2006 are as follows: 2007—$38,130; 2008—$41,057; 2009 $44,209; 2010—$47,604; 2011—$51,258; 2012 and thereafter $661,476.

In July 2005, Northern purchased a phone system for its Waitsfield, Vermont and Barre, Vermont facilities and obtained a $157,500 loan with Merchants Bank. The loan bears interest at a fixed rate of 6.87% per annum, with monthly payments of $7,042 for a period of two years. The loan is guaranteed by Distributed Energy. Northern is required to maintain certain levels of insurance and meet certain financial covenants. The agreement also contains a material adverse change clause. Maturities under the obligation as of December 31, 2006 are as follows: 2007—$55,094.

In August 2005, we entered into an agreement to lease approximately 15,000 square feet of our office space in our Wallingford, Connecticut location to an unrelated party. The lease has a five-year term, which runs through August 31, 2010, with rent payment escalations each year of the agreement. We are recognizing the rental income on a straight-line basis over the lease term. The rental income under the terms of the lease is as follows: 2007—$250,368; 2008—$250,368; 2009; $250,368; 2010—$146,048.

In September 2006, we entered into an agreement to lease approximately 14,000 square feet of commercial space at our Waitsfield, Vermont location to an unrelated party. The lease has a five-year term, with rent payment escalations each year of the agreement. We are recognizing the rental income on a straight-line basis over the sub-lease term. The rental income under the terms of the lease is approximately: 2007—$81,501; 2008—$81,501; 2009; $81,501; 2010—$81,501; 2011—$61,125.

Management’s Plan

The Company incurred significant operating losses and negative cash flow from operating activities in each of the years in the three-year period ended December 31, 2006. Such circumstances raise substantial doubt about the Company’s ability to continue as going concern. The realization of assets and the satisfaction of the liabilities in the normal course of business are dependent on, among other things, the Company’s ability to reduce its operating losses and operate profitably, to generate cash flow from operations, as well as the Company’s ability to maintain credit under its current debt agreements adequate to conduct its business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements. We have developed a plan to increase revenue, improve gross margin, reduce expense, potentially sell assets and raise additional capital in order to increase our cash balance.

In the fourth quarter 2006 we did not sign as many EPC contracts as we had planned, our revenue at both Northern and Proton was lower than expected, and our contract gross margins on existing contracts was lower than planned. As a result we incurred a larger operating loss and used more cash than planned. As a result our cash and marketable securities on hand as of December 31, 2006, together with our 2007 forecasted revenues and existing backlog may not be sufficient to fund operations through December 31, 2007.

Management may need to take additional actions to further reduce operating expenses. If additional funding is required, sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. This plan includes:

•	We announced a 60 person (approximately 20%) reduction of our workforce on January 31, 2007. We will take additional workforce reduction actions in the future if business conditions warrant.

•	We announced our plan to exit our Waitsfield, Vermont facility and combine our Vermont operations into our Barre, Vermont facility.

•

We have engaged a commercial real estate broker to identify parties that would be interested in purchasing our Connecticut facility and leasing it back to us. Such a transaction, if completed, would generate cash but not disrupt any of our manufacturing or assembly operations.

•

We have redesigned our sales opportunity management and contract negotiation process and with such changes expect to be more selective about the contracts we enter into. We expect this will result in improved margins on our contracts.

•	As previously announced, we have introduced our new Stableflow product and expect that this product will generate additional revenue and cash flow during 2007.

•	We may seek to raise additional capital in the public markets.

We believe our plan is sufficient to provide us enough cash to meet all of our obligations as they come due throughout 2007, however, a number of factors pose risk and uncertainty in the execution of our plan, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow

•	Our ability to control operating expenses

•	Our ability to complete a sale / leaseback transaction of our Wallingford facility.

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements

•

Our ability to secure additional equity capital funding or debt funding on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern. This modification may negatively affect our capital-raising efforts or our ability to sign new contracts with customers. Our consolidated financial statements have been prepared on a basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements.

Contractual Obligations

The following is a summary of Distributed Energy’s contractual obligations and rental income from subleased property as of December 31, 2006:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$8,517,961	$1,813,331	$5,795,440	$239,589	$669,601
Capital lease	3,602,749	307,857	599,711	394,080	2,301,101
Operating leases	665,027	219,004	354,428	91,595	—

Total contractual obligations	$12,785,737	$2,340,192	$6,749,579	$725,264	$2,970,702

For contractual obligations with variable interest rates, the amounts were calculated assuming the interest rate at December 31, 2006 continues for the remaining life of the obligation.

Rental Income	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Wallingford facility	$897,152	$250,368	$500,736	$146,048	$—
Waitsfield facility	387,128	81,501	163,001	142,626	—

Total rental income	$1,284,280	$331,869	$663,737	$288,674	$—

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We invest in marketable securities consisting of U.S. government and agency securities that are held by one major banking institution. Distributed Energy’s marketable securities portfolio of approximately $13.3 million includes one callable security with a fair market value totaling approximately $2.6 million. This security generates a higher relative rate of interest for Distributed Energy; in return, the embedded call option gives the issuer the right to buy back the security. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

The following table provides information about the Distributed Energy’s financial instruments, stated at the fair value as of December 31, 2006, that are sensitive to changes in interest rates:

2006
Investments
Fixed rate investments	$13,256,116
Average interest rate	3.43%

Additionally, we are exposed to market risk due to variable interest rates under our financing arrangements.

At December 31, 2006, we had $5.3 million outstanding under our seven year Webster Bank term note that is subject to a variable interest rate. The note bears interest at one month LIBOR plus 200 basis points, which was 7.35% per annum at December 31, 2006. At December 31, 2005, we had $0.5 million outstanding under our ten year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 6.25% per annum at December 31, 2006, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors &

Stockholders of Distributed Energy Systems Corp.:

We have completed integrated audits of Distributed Energy Systems Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Distributed Energy Systems Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring operating losses and cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

March 12, 2007

FINANCIAL STATEMENTS

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,911,704	$20,600,791
Marketable securities (Note 3)	13,256,116	20,064,719
Current portion of restricted cash (Note 2)	794,705	290,373
Accounts receivable, less allowances of $688,778 and $72,772, respectively	7,857,484	8,802,419
Costs in excess of billings on contracts in progress (Note 7)	4,102,573	1,951,226
Inventories, net (Note 4)	4,784,439	3,092,784
Deferred costs (Note 7)	810,508	4,255,030
Interest receivable	100,798	134,127
Other current assets	1,060,931	1,032,111

Total current assets	37,679,258	60,223,580

Fixed assets, net (Note 5)	22,740,210	21,858,722
Long-term portion of restricted cash (Note 2)	6,229,176	715,750
Intangible assets, net (Notes 2, 8 and 9)	3,012,321	3,310,317
Goodwill (Notes 2 and 9)	—	24,755,962
Other assets, net	228,657	281,465

Total assets	$69,889,622	$111,145,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$1,379,460	$545,141
Current portion of capital lease (Notes 5 and 10)	208,556	141,448
Accounts payable	6,099,536	4,773,733
Accrued expenses (Notes 6 and 13)	2,035,599	1,624,771
Accrued compensation	2,122,068	2,290,444
Accrued taxes (Note 13)	348,050	402,359
Billings in excess of costs on contracts in progress (Note 7)	1,723,988	1,159,968
Deferred revenue (Note 7)	836,607	4,563,164
Customer advances	60,344	654,541

Total current liabilities	14,814,208	16,155,569

Long term liabilities:
Deferred tax liability (Note 14)	—	564,775
Deferred revenue (Note 7)	168,076	144,168
Long-term debt (Note 10)	5,540,411	6,674,802
Long-term portion of capital lease (Notes 5 and 10)	2,626,461	2,550,115

Total liabilities	23,149,156	26,089,429

Commitments and contingencies (Note 13)
Stockholders’ equity (Note 12):
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 39,442,180 and 37,181,632 shares issued and outstanding, respectively	394,421	371,816
Additional paid-in capital	235,624,657	221,111,515
Unearned compensation	—	(453,980)
Accumulated other comprehensive loss (Note 2)	(9,115)	(58,682)
Accumulated deficit	(189,269,497)	(135,914,302)

Total stockholders’ equity	46,740,466	85,056,367

Total liabilities and stockholders’ equity	$69,889,622	$111,145,796

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenue
Contract	$26,825,372	$34,197,326	$18,963,215
Product	11,270,186	6,309,524	2,824,955
Service	6,997,234	4,472,792	671,749

Total revenue	45,092,792	44,979,642	22,459,919
Cost of revenue
Contract	26,267,642	31,548,547	16,825,915
Production	10,226,329	6,207,001	3,904,284
Service	7,326,987	3,120,089	764,448

Total cost of revenue	43,820,958	40,875,637	21,494,647
Gross margin	1,271,834	4,104,005	965,272
Operating expenses:
Research and development:
Depreciation and amortization	450,777	775,369	987,346
Other research and development (includes stock based compensation in the amount of $200,402, $0 and $0 respectively)	3,208,932	3,283,945	5,266,113
Selling, general and administrative:
Depreciation and amortization	1,510,889	1,148,370	2,350,269
Other selling, general and administrative (includes stock based compensation in the amounts of $4,914,695, $550,775 and $974,754, respectively)	24,823,924	15,781,570	15,603,170
Intangible impairment	1,450,000	—	—
Goodwill impairment	24,191,187	—	—

Total operating expenses	55,635,709	20,989,254	24,206,898

Loss from operations	(54,363,875)	(16,885,249)	(23,241,626)
Interest income	1,420,844	1,072,391	1,143,047
Interest expense	(747,109)	(482,996)	(334,768)
Other income	336,310	59,559	—
Loss on foreign exchange	(1,365)	(7,654)	(4,152)

Net loss	$(53,355,195)	$(16,243,949)	$(22,437,499)

Basic and diluted net loss per share	$(1.38)	$(0.45)	$(0.63)

Shares used in computing basic and diluted net loss per share	38,621,804	36,270,986	35,464,988

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount
Balance at December 31, 2003	35,356,848	$353,568	$220,207,640	$(2,277,860)	$62,408	$(97,232,854)	$121,112,902	$(17,757,306)
Issuance of common stock, net	63,137	631	114,868	—	—	—	115,499
Issuance of common stock upon exercises of stock options	183,775	1,838	86,616	—	—	—	88,454
Issuance of common stock							—
upon exercises of warrants	6,034	60	(60)	—	—	—	—
Amortization of unearned compensation	—	—	(283,543)	1,254,122	—	—	970,579
Issuance of stock option awards to consultants	—	—	4,176	—	—	—	4,176
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	(420,494)	—	(420,494)	(420,494)
Net loss	—			—		(22,437,499)	(22,437,499)	(22,437,499)

Balance at December 31, 2004	35,609,794	356,097	220,129,697	(1,023,738)	(358,086)	(119,670,353)	99,433,617	(22,857,993)

Issuance of common stock, net	54,295	543	183,826	—	—	—	184,369
Issuance of common stock upon exercises of stock options	784,089	7,841	733,372	—	—	—	741,213
Issuance of common stock upon exercises of warrants	733,454	7,335	83,603	—	—	—	90,938
Amortization of unearned compensation	—	—	(107,114)	569,758	—	—	462,644
Issuance of stock option awards to consultants	—	—	88,131	—	—	—	88,131
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	299,404	—	299,404	299,404
Net loss	—			—		(16,243,949)	(16,243,949)	(16,243,949)

Balance at December 31, 2005	37,181,632	371,816	221,111,515	(453,980)	(58,682)	(135,914,302)	85,056,367	$(15,944,545)

Issuance of common stock, net	1,532,890	15,329	8,603,527	—	—	—	8,618,856
Issuance of common stock upon exercises of stock options	438,218	4,382	473,851	—	—	—	478,233
Issuance of common stock upon exercises of warrants	289,440	2,894	506,039	—	—	—	508,933
Stock compensation	—	—	4,762,792	453,980	—	—	5,216,772
Issuance of stock option awards to consultants	—	—	166,933	—	—	—	166,933
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	49,567	—	49,567	49,567
Net loss	—	—	—	—	—	(53,355,195)	(53,355,195)	(53,355,195)

Balance at December 31, 2006	39,442,180	$394,421	$235,624,657	—	$(9,115)	$(189,269,497)	$46,740,466	$(53,305,628)

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(53,355,195)	$(16,243,949)	$(22,437,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,623,057	2,420,662	3,820,628
Provision for bad debts	616,006	29,871	53,929
Amortization (accretion) of premiums/discounts on marketable securities	(370,186)	(11,546)	466,556
Non-cash stock-based expense	5,383,705	550,775	974,754
Impairment of assets	25,641,187	—	184,642
(Gain)/loss on disposal of assets	(9,786)	96,578	—
Loss from sale of marketable securities	13,688	2,200	—
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	328,929	(3,542,410)	(1,991,626)
Inventories and deferred costs	1,752,867	524,882	(1,929,421)
Costs in excess of billings	(2,151,347)	(1,232,123)	(297,748)
Other current and non-current assets	(14,487)	(158,311)	468,201
Accounts payable and accrued expenses	1,568,254	1,730,108	(1,226,636)
Accrued taxes payable	(54,309)	(156,283)	(484,977)
Billings in excess of costs	564,020	(2,430,612)	3,431,974
Deferred revenue and contract advances	(4,296,846)	636,699	917,019

Net cash used in operating activities	(21,760,443)	(17,783,459)	(18,050,204)

Cash flows from investing activities:
Purchases of fixed assets	(2,550,682)	(3,522,263)	(837,174)
Proceeds from the sale of fixed assets	120,000	4,500	—
Purchases of marketable securities	(36,810,963)	(36,387,663)	(78,273,734)
Proceeds from maturities and sales of marketable securities	44,025,632	69,776,800	93,814,000
Cash paid for acquisition, including transaction costs, net of cash acquired	(1,175,000)	—	—
Restricted cash	(6,017,758)	475,676	5,276,435

Net cash provided by (used in) investing activities	(2,408,771)	30,347,050	19,979,527

Cash flows from financing activities:
Borrowings from long-term debt	256,661	1,543,749	20,757
Debt principal payments	(680,106)	(512,965)	(439,607)
Proceeds from sale of common stock, net	7,916,406	184,369	115,500
Proceeds from exercise of stock options	478,233	741,213	88,455
Proceeds from exercise of warrants	508,933	90,938	—

Net cash provided by (used in) financing activities	8,480,127	2,047,304	(214,895)

Net increase (decrease) in cash	(15,689,087)	14,610,895	1,714,428
Cash and cash equivalents at beginning of year	20,600,791	5,989,896	4,275,468

Cash and cash equivalents at end of year	$4,911,704	$20,600,791	$5,989,896

Cash paid during the year for interest	$698,081	$482,996	$312,985

Supplemental cash flow information
Non-cash investing/financing activities:
Issuance of common stock for acquisition	$701,400	$—	$—
Assets acquired through capital leases	$266,827	$141,621	$—

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND OPERATIONS OF THE COMPANY

Distributed Energy Systems Corp. (“we”, “the Company” or “Distributed Energy”) was incorporated in Delaware on May 19, 2003 to create and deliver products and solutions to the new energy marketplace, giving users greater control over their energy cost, quality, and reliability. Distributed Energy brings together two established businesses: Proton Energy Systems, Inc. (“Proton”) and Northern Power Systems, Inc. (“Northern”). Together, as subsidiaries of Distributed Energy, Proton and Northern offer an array of practical energy technologies, including Proton’s advanced hydrogen generation products and Northern’s renewable and fossil-fuel power systems.

Liquidity

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant operating losses and negative cash flows from operating activities in each of the years in the three-year period ended December 31, 2006. Such circumstances raise substantial doubt about the Company’s ability to continue as going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to reduce its operating losses and operate profitably, to generate cash flows from operations, as well as the Company’s ability to maintain credit under its current debt agreements adequate to conduct its business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements.

In the fourth quarter 2006 we did not sign as many EPC contracts as we had planned, our revenue at both Northern and Proton was lower than expected, and our contract gross margins on existing contracts was lower than planned. We incurred a larger operating loss and used more cash than planned. As a result our cash and marketable securities on hand as of December 31, 2006, together with our 2007 forecasted revenues and existing backlog may not be sufficient to fund operations through December 31, 2007.

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. This plan includes:

•	We announced a 60 person (approximately 20%) reduction of our workforce on January 31, 2007. We will take additional workforce reduction actions in the future if business conditions warrant.

•	We announced our plan to exit our Waitsfield, Vermont facility and combine our Vermont operations into our Barre, Vermont facility.

•	We have engaged a commercial real estate broker to identify parties that would be interested in purchasing our Connecticut facility and leasing it back to us.

•	We have redesigned our sales opportunity management and contract negotiation process and with such changes expect to be more selective about the contracts we enter into.

•	As previously announced, we have introduced our new Stableflow product.

•	We may seek to raise additional equity capital in the public markets.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe our plan is sufficient to provide us enough cash to meet all of our obligations as they come due throughout 2007, however, a number of factors pose risk and uncertainty in the execution of our plan, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow

•	Our ability to control operating expenses

•	Our ability to complete a sale / leaseback transaction of our Wallingford facility.

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements

•

Our ability to secure additional equity capital funding or funding on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Distributed Energy and its wholly owned subsidiaries after elimination of significant intercompany transactions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, Distributed Energy evaluates its estimates and judgments, including those related to revenue recognition, the costs to complete contracts, valuation allowances (specifically A/R reserve and warranty, inventory lower-of-cost-or market and other allowances); accounting for patent legal defense costs; the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions; assumptions used in valuing stock-based compensation instruments, evaluation of loss contingencies; and valuation allowances for deferred tax assets. Actual amounts could differ materially from these estimates. Distributed Energy bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources.

Revenue Recognition

The Company generates revenue from three principal sources: product sales, long-term contracts, and service contracts.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Revenue:

All of our product revenue is derived from the operations of our Proton segment. For product sales for which adequate product warranty information exists, we record revenue when a firm sales agreement is in place, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in our product sales agreements may include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors, as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs, we defer revenue and costs until the expiration of the product warranty period.

During 2006, we determined that we had adequate warranty information and experience to begin recognizing product revenue related to our HOGEN H-series hydrogen generators. Therefore, in the third quarter of 2006 we began recognizing product revenue related to sales of H-series hydrogen generators upon shipment. Prior to the third quarter of 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment.

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

We also earn revenue from the rental of our HOGEN products. We account for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized monthly over the term of the rental agreement. Rental revenue for the years ended December 31, 2006, 2005 and 2004 was approximately $22,300, $96,000 and $128,500, respectively, costs of these related rentals, which consists primarily of depreciation expense, was approximately $53,000, $140,000 and $117,000 respectively.

Contract Revenue:

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern Power segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” or “SOP 81-1”, based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be judgmental. Approximately 79.2%, 77.0% and 57.0% of our contract revenue for the years ended December 31, 2006, 2005 and 2004, respectively, was recognized under the percentage-of-completion method.

We also derive contract revenues from government-sponsored research and development contracts and from commercial customers. For government-sponsored research and development contracts that are fixed-price, we

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our annual gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from 2% to 11% for the years ended December 31, 2006, 2005 and 2004.

Service Revenue:

For service and repair contracts, revenue is recognized as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the services period.

Cost of Revenue

Adjustments to cost estimates are made periodically and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts accounted for under percentage of completion method in excess of related billings and deferred costs on contracts accounted for under the completed contract method of accounting are shown as current assets. The aggregate of billings on uncompleted contracts accounted for under percentage of completion method in excess of related costs incurred and income recognized and deferred revenue are shown as current liabilities

All costs incurred in the shipping and handling of customers’goods are included in cost of production and cost of contract revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity dates of three months or less as of the purchase date to be cash equivalents. The Company invests excess cash primarily in a money market account at a major banking institution, which is subject to credit and market risk.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

At December 31, 2006 and 2005, respectively, the Company has classified $794,705 and $290,373 as short-term restricted cash and $6,229,176 and $715,750 as long-term restricted cash in connection with the following agreements:

•

At December 31, 2006 the Company has $5,437,882 held in a blocked interest-bearing deposit account by and on behalf of Webster Bank National Association, as a pledge under the terms of its construction loan agreement, as amended in September 2006. As of December 31, 2006 the Company has classified $400,200 as short term restricted cash and $5,037,682 as long-term restricted cash. The related loan balance is $5,342,182 at December 31, 2006.

•

At December 31, 2006, a financial institution has issued letters of credit of $1,016,749 on behalf of Northern. At December 31, 2006 the Company has classified $394,505 as short term restricted cash and $622,244 as long-term restricted cash which serves as collateral for the letters of credit. At December 31, 2005, the Company had approximately $437,000, held in an escrow account related to performance bonds issued by financial institutions on behalf of Northern. At December 31, 2005 the Company has classified $290,000 as short term restricted cash and $147,000 as long-term restricted cash.

•

Northern, in connection with its debt facility and in support of certain of its commercial contracts, also maintains approximately $150,000, respectively, of long-term restricted cash at December 31, 2006 and 2005.

•

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included in long-term restricted cash at December 31, 2006 and 2005.

Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities that are held by one major banking institution.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	2006	2005	2004
Net loss	$(53,355,195)	$(16,243,949)	$(22,437,499)
Reclassification adjustments for loss from the sale of marketable securities included in net loss	(13,688)	(2,200)	—
Unrealized (loss) gain arising during the year	(35,879)	(297,204)	420,494

Total comprehensive loss	$(53,305,628)	$(15,944,545)	$(22,857,993)

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

Inventory

We record inventory at the lower of cost or market value. We determine cost by the average cost method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses in excess of our established reserve, and those losses could be material.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Northern Power’s results in the fourth quarter and for the year ended December 31, 2006 were significantly less than expected due to lower revenue and higher than anticipated costs (see Note 1). Additionally the Company’s annual goodwill impairment test resulted in the impairment and write-off of all the goodwill relating to the Northern Power reporting unit. These factors indicated that the carrying value amount of Northern Power’s long- lived assets may not be recoverable. During the quarter ended December 31, 2006 the Company conducted an impairment review of its long-lived assets, including its fixed assets and intangible assets subject to amortization, and concluded there was no impairment on the basis that the carrying amount of its long-lived assets will be recoverable from the asset grouping’s expected undiscounted cash flows.

Goodwill and Intangible Assets

As part of our acquisitions of Northern and Crown, we recorded approximately $24.8 million of goodwill and $5.7 million in intangible assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Intangible assets include acquired technologies, backlog, trade name, and non-compete agreements. Of the $5.7 million in intangible assets, $4.2 million are intangible assets with a useful life ranging from 1-7 years and $1.5 million is an intangible asset with indefinite life. The intangible assets balance, net of amortization and write-offs, is $3.0 million and $3.3 million at December 31, 2006 and 2005, respectively.

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

The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

We review goodwill and the Northern Power tradename for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the Northern Power tradename might exceed their current fair value. To assist in the process of reviewing goodwill and the Northern Power tradename for impairment, we obtain appraisals from an independent valuation firm. The appraisal requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We estimate the fair value of the Northern reporting unit using a discounted cash flow model based on our most recent long-range plan and compare the estimated fair value to the net book value of the reporting unit, including goodwill.

In the fourth quarter 2006 and throughout 2006, Northern’s operating results were significantly less than expected due to revenue shortfalls and higher than anticipated costs. Additionally, Northern’s backlog also decreased since the third quarter of 2006 as work was performed on existing contracts, with no significant new contracts added to the backlog through December 31, 2006. In the fourth quarter we completed preparation of our 2007 operating plan and our related long-term projections, which indicated lower than previously estimated revenue growth, gross margins and related operating cash flows. These projections were used to estimate the fair value of the Northern Power reporting unit and it was determined that the carrying value of the reporting unit exceeded the fair value, which indicated goodwill impairment. The Company then compared the implied fair value of the Northern goodwill with the carrying value of that goodwill and recorded a $24.2 million goodwill impairment charge. The impairment review process involved significant judgment regarding Northern’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of Northern. The Company utilized the assistance of an independent valuation firm in determining fair value.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets subject to amortization is based on the amount the carrying value exceeds the fair value of the asset.

In the fourth quarter 2006 the Company began an initiative to combine the operations of Northern and Proton to reduce costs and strengthen its systems sales, engineering, production, service and technology development. In conjunction with that effort the Company determined that it would eliminate both the Proton and Northern brands, and operate in the marketplace under a single unified brand, Distributed Energy. The Company will cease use of the Northern tradename by April 2007. Therefore, at December 31, 2006 we determined that the Northern tradename had been impaired and recorded an impairment charge of $1,450,000. The fair value of the Northern tradename was determined utilizing the income approach-relief from royalty method.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has assessed the useful lives of its other existing intangible assets, other than goodwill, and believes that estimated useful lives remain appropriate.

Research and Development

Research and development costs are expensed as incurred.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. Estimated warranty obligations are recorded in the period in which the related revenue is recognized or when a project is installed or commissioned. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material.

The changes in accrued product and service warranties for the years ended December 31, 2004, 2005 and 2006 are as follows:

Balance as of December 31, 2003	$326,290
Warranties issued in 2004	415,626
Adjustments to provision	57,390
Warranty claims	(526,279)

Balance as of December 31, 2004	$273,027

Warranties issued in 2005	398,653
Adjustments to provision	(36,744)
Warranty claims	(217,242)

Balance as of December 31, 2005	$417,694

Warranties issued in 2006	883,636
Adjustments to provision	479,537
Warranty claims	(967,422)

Balance as of December 31, 2006	$813,445

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2006, 2005 and 2004, contract revenue from government-sponsored agencies accounted for approximately 13%, 14% and 23% of our total revenue, respectively. Contract revenue from international customers accounted for approximately 25%, 11% and 20% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, one customer accounted for 14% of product revenue and another customer accounted for 11% of product revenue. For each of years ended December 31, 2005 and 2004, one customer accounted for 10% of product revenue. For the year ended December 31, 2006, and 2005, there were no significant sales to international customers. For the year ended December 31, 2004, sales to one international customer totaled approximately 11% of our total revenue. At December 31, 2006 and 2005, accounts receivable from government-sponsored agencies accounted for approximately 8% and 16% of total Company accounts receivable, respectively. At December 31, 2006, there was one customer accounts receivable greater than 10% of total receivables.

Loss per Share

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 1,992,011, 2,878,925, and 1,790,646 common stock options outstanding for the years ended December 31, 2006, 2005, and 2004, respectively, nor the assumed exercise of 0, 744,786 and 50,000 common stock warrants outstanding for the years ended December 31, 2006, 2005, and 2004 respectively, since the effect would be antidilutive for the reporting periods.

Segment Reporting

The Company operates in two reportable segments, Proton Energy Systems, Inc., and Northern Power Systems, Inc., as defined in Note 15, determined in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Stock-Based Compensation—Employee Stock-Based Awards

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Consolidated Financial Statements, for the year ended December 31, 2006, reflect the impact of adopting SFAS 123(R). Non-cash stock compensation expense for the year ended December 31, 2006, was $5,291,351 which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense for the year ended December 31, 2006 of $92,354 was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Additionally, under the modified prospective transition method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits totaling approximately $700,000 at December 31, 2006.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended December 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

	2005	2004
Net loss:
As reported	$(16,243,949)	$(22,437,499)
Add: Stock-based employee compensation expense included in net loss	462,644	974,845
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,839,536)	(5,583,468)

Pro forma	$(18,620,841)	$(27,046,122)

Net loss per share, basic and diluted
As reported	$(0.45)	$(0.63)

Pro forma	$(0.51)	$(0.76)

Stock-Based Compensation—Non-Employee Stock Options

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The company does not expect that the adoption of FAS 157 will have a material impact on the financial statements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. We have adopted the new statement and have determined that it does not have significant impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in a tax return. After evaluating our tax position, we do not believe the adoption of FIN 48 will be material to our results of operations or financial position.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

3. MARKETABLE SECURITIES

The following tables summarize investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. government securities	$13,265,231	$—	$(9,115)	$13,256,116

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. government securities	$20,123,401	$—	$(58,682)	$20,064,719

As of December 31, 2006 and 2005, the approximate fair values of marketable securities by maturity date are as follows:

	2006	2005
Less than one year	$13,256,116	$20,064,719

Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity. Proceeds from the sale of securities in 2006, 2005, and 2004 totaled $1,147,955, $2,002,573 and $0 respectively. The cost was determined using the specific identification method and the resulting realized losses were ($13,688), ($2,200), and $0, respectively. At December 31, 2006, the Company had one callable agency security with a fair market value totaling approximately $2.6 million. This security generates a higher relative rate of interest for the Company, in return for the issuer’s right to call, at par value, the security before its maturity date. Additionally, no investments were called at par in 2006. As of December 31, 2006, none of the Company’s investments were determined to be other than temporarily impaired

4. INVENTORIES

Inventories are as follows:

	December 31,
	2006	2005
Raw materials	$3,732,561	$1,596,413
Work in process	923,435	1,083,747
Finished goods	128,443	412,624

	$4,784,439	$3,092,784

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $493,951 and $568,298 at December 31, 2006 and 2005, respectively.

5. FIXED ASSETS

	December 31,
	2006	2005
Land	$2,663,712	$2,663,712
Buildings	12,258,252	12,124,027
Machinery and equipment	5,095,410	4,265,636
Leasehold improvements	454,062	441,235
Assets under capital lease	5,298,326	4,779,138
Office furniture, fixtures and equipment	4,627,893	4,229,873
Rental equipment	220,828	191,158
Construction in process	1,106,614	303,771

	31,725,097	28,998,550
Less: accumulated depreciation	(8,984,887)	(7,139,828)

	$22,740,210	$21,858,722

Depreciation expense was $1,694,994, $1,799,381, and $1,916,583 for the years ended December 31 2006, 2005 and 2004, respectively. Amortization of assets under capital leases for the years ended December 31, 2006, 2005 and 2004 was $235,358, $157,976 and $143,134, respectively. Accumulated amortization of assets under capital lease at December 31, 2006, 2005 and 2004 is $544,118, $308,760 and $150,784, respectively. The carrying value of rental equipment at December 31, 2006, 2005 and 2004 is $113,156, $111,533 and $168,975, respectively.

During 2006, we began a company wide effort to streamline and consolidate our internal enterprise wide resource planning systems. As a result we began capitalizing the costs related to the acquisition and development of our new internal use software in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We have classified these costs as Construction in Process until the system is completely implemented and functional. As of December 31, 2006, we capitalized approximately $620,000 consisting primarily of software, software consulting, and internal labor costs associated with the implementation of our EPICOR Enterprise Resource Planning applications.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005
Accrued warranty	$813,445	$417,694
Accrued purchases	455,099	497,451
Other accruals	767,055	709,626

	$2,035,599	$1,624,771

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. DEFERRED COSTS AND REVENUE

Product and Service Revenue

In the fourth quarter of 2002, the Company discovered performance issues relating to the operation of cell stacks and associated sensors in its HOGEN S-series units. The Company’s investigation of these issues revealed the presence of previously unknown pinholes in cell membranes in the field that resulted in hydrogen leakage and cell failure. As a result, the Company determined that recognizing revenue on delivery of its HOGEN S-series units was no longer appropriate because of the significant uncertainty surrounding the reliability of the existing design of the PEM electrolyzer (“cell stack”) within its HOGEN S-series generators. The Company made modifications to the cell stack design to improve its performance and determined to defer product revenue until either the expiration of the warranty period or the Company determines it has compiled sufficient warranty history to estimate the warranty costs. As such, product revenue from HOGEN S-series deliveries made from the fourth quarter of 2002 to the third quarter of 2005 had been deferred until the expiration of the product warranty period. In third quarter of 2005 the Company determined that it had adequate warranty history to begin recognizing product revenue upon shipment. Accordingly, $1.9 million of previously deferred revenue was recognized in 2005.

In the fourth quarter of 2003, the Company determined that it had adequate product warranty history to begin recognizing product revenue related to sales of its laboratory hydrogen generators upon shipment. As a result, in 2003 the Company recognized previously deferred revenue of $378,000. In the first quarter of 2004, the Company began selling its laboratory hydrogen generators with two-year warranties. Accordingly, revenues and costs on units with two year warranties were deferred until the Company determined that it had adequate product warranty information and experience to estimate its two-year warranty costs. In the first quarter of 2005 the Company began recognizing revenue related to the sales of its laboratory generators upon shipment once sufficient experience had been obtained. Accordingly, $437,000 of previously deferred revenue was recognized in the first quarter of 2005.

In the third quarter of 2006, the Company determined it had adequate warranty history on its HOGEN H-series hydrogen generators to recognize revenue and establish an accurate warranty accrual upon shipment. Prior to the third quarter of 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, $4,053,000 of previously deferred revenue was recognized in 2006.

The Company had deferred product and service revenue of approximately $83,000 and $4.2 million as of December 31, 2006 and 2005 respectively. The Company had deferred product costs of $0 and $3.9 million as of December 31, 2006 and 2005 respectively.

Contract Revenue

At December 31, 2006 and 2005 deferred costs related to contracts being accounted for under the completed contract method were approximately $811,000 and $342,000, respectively. At December 31, 2006 and 2005 deferred revenue related to contracts being accounted for under the completed contract method was approximately $922,000 and $545,000.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion is as follows:

	December 31,
	2006	2005
Costs incurred and estimated earnings on contracts in progress	$20,969,341	$25,785,091
Less: billings to date	18,590,756	24,993,833

Costs and earnings in excess of (less than) billings, net	$2,378,585	$791,258

	December 31,
	2006	2005
Costs in excess of billings on contracts in progress	$4,102,573	$1,951,226
Billings in excess of costs on contracts in progress	(1,723,988)	(1,159,968)

Costs and earnings in excess of (less than) billings, net	$2,378,585	$791,258

8. ACQUISITION

On April 3, 2006, Northern acquired the operations and maintenance business of Crown Engineering and Construction, Inc. (or “Crown”) for $1,175,000 in cash and 105,000 shares of the Company’s common stock. The fair market value of the common stock was $702,450. Transaction costs incurred as a result of this acquisition were not material.

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

The purchase price allocation is as follows:

Tangible assets acquired:
Vehicles	$61,000
Other assets	43,545

Tangible assets acquired	104,545

Amortizable intangible assets acquired:
Service contracts	1,458,155
Non-compete agreements	314,750

Amortizable intangible assets acquired	1,772,905

Total assets acquired	$1,877,450

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortizable intangible assets consisting of service contracts and non-compete agreement have useful lives not exceeding eight years. The weighted average useful life of the amortizable assets acquired was approximately 81 months at April 3, 2006.

The intangible assets acquired were valued using the Income Approach—Discounted Cash Flow Method and consist of the following:

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

The fair value of the assets acquired from Crown exceeded the cost of the acquisition by $568,126. This excess amount was allocated as a pro rata reduction of the values assigned to the intangible assets acquired. The result of the allocation of the excess is as follows:

	Fair Values	Allocation of Excess	Final Asset Value
Service Contracts	$1,925,420	$(467,265)	$1,458,155
Non Compete	415,611	(100,861)	314,750

	$2,341,031	$(568,126)	$1,772,905

Intangible assets related to Crown recorded on the balance sheet of Northern Power, the reportable segment to whom all intangibles of the Company are assigned as of December 31, 2006, are comprised of the following:

	Gross Amount	Accumulated Amortization
Service Contracts	$1,458,155	$(141,111)
Non Compete	314,750	(78,687)

	$1,772,905	$(219,798)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible impairment. We perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires certain assumptions and estimates be made regarding future profitability. We test for impairment at the operating segment level as they represent our reporting units. As a result of the 2006 impairment analysis, we determined that the goodwill balance related to Northern was impaired due to decreases in projected revenues and cash flows. Accordingly we recorded an impairment charge of $24.2 million, net of a deferred tax liability of $0.6 million (see Note 2).

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also perform an annual impairment test for indefinite lived intangible assets. In the fourth quarter 2006 the Company began an initiative to combine the operations of Northern and Proton to reduce costs and strengthen its systems sales, engineering, production, service and technology development. In conjunction with that effort the Company determined that it would eliminate both the Proton and Northern brands. Therefore, at December 31, 2006 we determined that the Northern trade name had been impaired and recorded an impairment charge of $1,450,000 (see Note 2).

The remaining identifiable intangible assets are comprised of the following:

		Accumulated Amortization December 31,
	Gross Amount	2006	2005
Amortizable intangible assets
NW100 Technology	$2,270,000	$(999,883)	$(675,595)
Crown Contracts	1,458,155	(141,111)	—
Software Tools	70,000	(70,000)	(48,611)
Fleet Monitoring Software	150,000	(150,000)	(150,000)
Power Electronics	290,000	(127,734)	(86,310)
Contract Backlog	1,370,000	(1,370,000)	(1,370,000)
Non-Compete Agreements	384,752	(121,858)	(29,167)

	$5,992,907	$(2,980,586)	$(2,359,683)

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $620,903, $471,798 and $1,733,881, respectively. The weighted average life of the amortizable intangible assets acquired was approximately 57 months at December 10, 2003. The expected aggregate amortization expense for each of the next five years is as follows:

2007	672,780
2008	671,613
2009	580,089
2010	523,384
2011	188,148
After 2011	376,307

$3,012,321

10. DEBT

Long-term debt consists of the following at December 31:

	2006	2005
Wallingford, Connecticut facility mortgage	5,342,182	5,723,632
VEDA Barre, Vermont facility mortgage	638,861	453,368
Merchants Bank Barre, Vermont facility mortgage	883,734	916,500
Merchants Bank equipment loan	55,094	126,443

	6,919,871	7,219,943
Less current portion	1,379,460	545,141

	5,540,411	6,674,802

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities in aggregate under these debt obligations at December 31, 2006 are as follows:

2007	1,379,460
2008	460,384
2009	4,567,795
2010	44,342
2011	38,654
2012 and thereafter	429,236

6,919,871

Wallingford, Connecticut facility:

In December 2001, Technology Drive LLC, a subsidiary of Proton Energy Systems, Inc., which is a subsidiary of Distributed Energy Systems Corp., entered into a $6,975,000 loan agreement with Webster Bank, National Association (“Webster”) in connection with the construction of Proton’s new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement was structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converted to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009.

On September 18, 2006, Technology Drive LLC, entered into an amendment to construction loan agreement with Webster. These amendments relate to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. The effect of the amendments is to change the interest rate on the loan from LIBOR plus 237.5 basis points to LIBOR plus 200 basis points (7.35% at December 31, 2006) and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provides for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. As of December 31, 2006, we have classified $400,200 as short-term restricted cash and $5,037,682 as long-term restricted cash as a result of this amendment. As of December 31, 2006, the outstanding principal balance of the loan is $5,342,182. The loan agreement contains a material adverse change clause allowing Webster, at its option, to declare the loan immediately payable if they believe there has been a material adverse change in our financial condition, however, we consider it remote that Webster will declare the loan immediately payable due to the restricted cash balance that equals the amount of the loan.

In connection with the loan facility, the Company incurred approximately $216,000 of loan origination costs. These costs are being amortized over the term of the loan. Amortization expense for each of the years ended December 31, 2006, 2005 and 2004 was $27,000. Maturities under the obligation at December 31, 2006 are as follows: 2007—$400,200; 2008—$418,200; 2009—$4,523,782.

Barre, Vermont facility

In October 2005, Northern completed the purchase of a 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, added capacity for Northern’s power systems business. Under the purchase, Northern qualified for assistance from the Vermont Economic Development Authority, or VEDA, which together with Vermont’s Merchants Bank provided financing for a substantial portion of the facility, land, and future facility improvements.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VEDA made available a total of $740,000, at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing with a maturity date of October 6, 2015, 6.25% at December 31, 2006. The VEDA debt currently requires 120 monthly payments of $5,567 and a final balloon payment in October 2015. As of December 31, 2006, Northern has drawn a total of $688,935 on this loan. The loan is collateralized by the Barre, Vermont property. Maturities under the obligation at December 31, 2006 are as follows: 2007—$40,342; 2008—$42,184; 2009—$44,013; 2010—$44,342; 2011—$38,654; 2012 and thereafter—$429,236.

Merchants Bank provided $925,000 at a fixed rate of 7.42%. Merchants Bank requires 119 monthly payments of $8,535 beginning November, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015. The loan agreement contains a material adverse change clause allowing Merchants Bank, at its option, to declare the loans immediately payable if they believe there has been a material adverse change in our financial condition. We have incurred recurring operating losses and cash outflows. As a result of these conditions, there is more than a remote chance that Merchants Bank may declare the loans immediately payable. Accordingly, we have classified the entire balance as a current liability. The loan is collateralized by the Barre, Vermont property. Scheduled maturities under the obligation as of December 31, 2006 are as follows: 2007—$38,130; 2008—$41,057; 2009 $44,209; 2010—$47,604; 2011—$51,258; 2012 and thereafter $661,476.

Fixed assets:

In July 2005, Northern purchased a phone system for their Waitsfield and Barre facilities and obtained a $157,500 loan with Merchants Bank. The loan bears interest at a fixed rate of 6.87 % with monthly payments of $7,042 for a period of 2 years. The loan is guaranteed by Distributed Energy Systems. Northern is required to maintain certain levels of insurance and meet certain financial covenants. The agreement also contains a material adverse change clause. Maturities under the obligation as of December 31, 2006 are as follows: 2007—$55,094

Capital Lease Obligations:

In 2002, Northern began construction of a new facility. In March 2003, Northern entered into a financing agreement with the Vermont Economic Development Authority (VEDA) regarding the purchase, construction, sale, and lease of a new facility. In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc. (NPS Condo Association), was formed for the purpose of managing the land, building, and improvements related to the new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. Northern transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation (CVEDC). In consideration, CVEDC secured a $2,790,000 loan from VEDA to complete the facility and lease back such facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. At December 31, 2006, $2,511,050 is outstanding under the note. The asset and related obligation is treated as a capital lease.

During 2005 Northern entered into capital lease agreements on vehicles to be used primarily by its service organization. The original principal amount of these leases is equal to $141,623. The leases are for a term of 48 months with interest rates ranging from 5.7% to 10.6%. At December 31, 2006, $98,398 is outstanding under these leases.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006 Northern entered into capital lease agreements on vehicles to be used primarily by its service organization. The original principal amount of these leases is equal to $266,827. The leases are for a term of 48 months with various interest rates. At December 31, 2006, $225,569 is outstanding under these leases.

Total payments under the capital leases are as follows:

2007	$307,857
2008	307,856
2009	291,855
2010	208,401
2011	185,679
2012 and thereafter	2,301,101

total payments	3,602,749
less interest portion	(767,732)

$2,835,017

11. CAPITAL STRUCTURE

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

In December 2003 in connection with the Northern acquisition, the Company issued 1,404,004 shares of common stock to the shareholders of Northern. In addition, warrants to purchase 2,145,227 shares of the Company’s common stock (“acquisition warrants”) at a purchase price of $2.80 per share were also issued to Northern shareholders and option holders. The fair value of the acquisition warrants estimated using the Black-Scholes valuation method was determined to be approximately $3,752,000, and was included in determining the calculation of the purchase price. The acquisition warrants were immediately exercisable and expired at December 10, 2006. During the years 2006, 2005 and 2004, 475,531, 1,360,605 and 39,833 acquisition warrants were exercised utilizing the cash or cashless exercise feature of the warrant, resulting in the issuance of 289,440, 683,454 and 6,034 shares of common stock respectively.

The Company issued our CEO, Mr. Schwallie 28,280 shares of common stock at a price of $.01 per share in connection with his employment at January 17, 2006. These shares are fully vested but may not be transferred prior to January 16, 2007. In addition, the Company issued Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. Contemporaneously with the commencement of his employment, Mr. Schwallie also purchased 56,561 shares of common stock from us in a private placement at a purchase price of $8.84 per share.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 10, 2006, we entered into an equity distribution agreement with UBS Securities LLC. The equity distribution agreement provided that we may offer and sell up to 3,000,000 shares of the Company’s common stock from time to time through UBS Securities LLC, as sales agent or principal. The compensation to UBS Securities LLC for acting as sales agent was 4% of the first $15 million of gross sales price of the shares sold, and 3% of the gross sales price of the shares in excess of $15 million. From April 12, 2006 to May 5, 2006, we sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in proceeds of approximately $7.5 million. On May 17, 2006, we discontinued sales under the equity distribution agreement.

12. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

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

A summary of stock option activity for the years ended December 31, 2004, 2005 and 2006 under the Plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003 (2,371,878 exercisable)	5,097,272	$5.22
Granted	1,017,251	$2.80
Exercised	(183,775)	$0.48
Cancelled or forfeited	(1,096,945)	$4.54

Outstanding at December 31, 2004 (3,130,950 exercisable)	4,833,803	$5.05
Granted	686,661	$3.62
Exercised	(784,089)	$0.95
Cancelled or forfeited	(177,521)	$3.58

Outstanding at December 31, 2005 (3,264,031 exercisable)	4,558,854	$5.60
Granted	1,374,044	$7.83
Exercised	(438,218)	$1.09
Cancelled or forfeited	(416,648)	$7.45

Outstanding at December 31, 2006 (3,467,706 exercisable)	5,078,032	$6.44

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.3 million, $4.2 million and $0.4 million, respectively. The weighted average grant date fair value per share of

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the stock options granted during the years ended December 31, 2006, 2005 and 2004 was $5.45, $2.61 and $2.12, respectively. As of December 31, 2006, the aggregate intrinsic value of options outstanding and currently exercisable options was $3.4 million and $2.6 million, respectively.

The following table summarizes additional information about stock options outstanding at December 31, 2006

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Oustanding at December 31, 2006	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 0.05 —$ 0.37	639,889	4.22	$0.30	529,408	$0.29
0.50 — 2.63	541,733	7.70	2.29	233,303	2.18
2.65 — 2.99	603,305	6.89	2.87	550,982	2.86
3.00 — 3.41	525,751	7.96	3.33	335,729	3.33
3.43 — 6.40	509,003	6.49	5.06	404,725	5.20
6.43 — 8.61	539,213	6.64	7.60	487,983	7.65
8.68 — 8.68	1,500	9.12	8.68	—	0.00
8.84 — 8.84	522,794	9.05	8.84	22,794	8.84
8.90 — 10.75	555,844	6.65	10.34	263,782	10.63
$ 11.10 —$ 24.13	639,000	3.78	$16.78	639,000	$16.78

$ 0.05 $ 24.13	5,078,032	6.49	$6.44	3,467,706	$6.61

The following table summarizes additional information about stock options granted during 2006, 2005 and 2004, respectively:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2006 Options granted with an exercise price:
Equal to fair market value	1,374,044	$7.83	$5.45

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2005 Options granted with an exercise price:
Equal to fair market value	681,661	$3.65	$2.56
Price less than fair value	5,000	0.37	4.17

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2004 Options granted with an exercise price:
Equal to fair market value	1,017,251	$2.80	$2.12

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. During the year ended December 31, 2006, 2005, and 2004, 71,752, 54,295 and 63,137 shares of common stock were issued for proceeds of $253,474, $184,369 and $115,500, respectively. As of December 31, 2006, 279,030 shares remained available for future issuance under the 2003 ESPP Plan.

Stock-Based Compensation

For the year ended December 31, 2006, the adoption of SFAS 123(R) had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Year Ended December 31, 2006
	Using APB No. 25 Accounting	SFAS 123(R) Adjustments	As Reported
Loss from operations	$(49,556,877)	$(3,798,318)	$(53,355,195)
Loss before income taxes	(49,556,877)	(3,798,318)	$(53,355,195)
Net loss	(49,556,877)	(3,798,318)	$(53,355,195)

Basic and diluted net loss per share	(1.28)	(0.10)	(1.38)

Shares used in computing basic and diluted net loss per share	38,621,804	38,621,804	38,621,804

Total non-cash stock compensation, including the impact of SFAS 123(R) for the year ended December 31, 2006 was $5,383,705. This amount was recognized as follows:

2006
Selling, General and Administrative	$4,914,695
Research and Development	200,402
Cost of revenue	268,608

Total non-cash stock compensation	$5,383,705

As of December 31, 2006, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $4.3 million, which is expected to be recognized over the remaining weighted average vesting period of 18 months. The total value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $5.8 million, $7.8 million, and $14.8 million, respectively.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The assumptions used to value options granted are as follows.

	2006	2005	2004
Risk free interest rate	4.53%-5.07%	3.72%-4.45%	3.07%-3.87%
Expected dividend yield	None	None	None
Expected life of option	6 years	5 years	5 years
Expected volatility	76%	91%	100%

Beginning January 1, 2006, the Company estimated the volatility of its stock using historical volatility in accordance with guidance in SFAS 123(R) and SAB 107. Management determined that historical volatility is most reflective of market conditions and the best indicator of expected volatility. In calculating its volatility the Company excluded the period from the IPO on September 29, 2000 to June 30, 2001 due to significant fluctuations in its stock price. The Company will continue to monitor these and other relevant factors used to measure expected volatility for future option grants. Prior to the adoption of SFAS 123(R), the Company had used historical stock price volatility in accordance with SFAS 123 for purposes of pro forma information disclosed in the Notes to Consolidated Financial Statements for the related periods.

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

As stock-based compensation expense recognized in our results for the year ended December 31, 2006, is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to 2006, the Company accounted for forfeitures as they occurred for the purposes of its pro forma information under SFAS 123, as disclosed in Notes to Consolidated Financial Statements for the related periods.

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 per share and the shares vest one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 per share and vest immediately. The total compensation cost reflected in selling, general and administrative expenses associated with these two grants is approximately $1.1 million for the year ended December 31, 2006.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mr. Schwallie also has the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The shares subject to this agreement vest immediately upon the achievement of these performance goals. The Company determined that as of December 31, 2006 it was not probable that these restricted shares would be issued and therefore no compensation cost has yet been recognized. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, these restricted shares would be granted to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

Other Stock-Based Compensation

In connection with the grant of certain stock options to Northern optionholders as part of the merger consideration on December 10, 2003 (the “merger options”), the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to merger options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and was being amortized over the vesting periods of the related merger options. Beginning January 1, 2006, the Company fair valued these options using the same assumptions as those previously described. During the years ended December 31, 2006, 2005 and 2004, the Company recorded non-cash compensation expense relating to these merger options totaling $284,494, $462,644, and $846,781, respectively. Previously, forfeitures associated with these merger options were recorded as incurred, however, FAS123(R) requires that an estimated forfeiture rate be applied to outstanding awards. As a result, in the first quarter of 2006, the Company reversed approximately $35,000 of previously recognized compensation cost associated with these estimated forfeitures which is reflected in selling, general, and administrative expenses. The Company’s deferred stock compensation balance of $453,980 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS 123(R).

During the years ended December 31, 2006, 2005 and 2004, the Company granted non-qualified stock options with a ten-year term to non-employees to purchase 29,794 shares, 22,367 shares and 2,000 shares, respectively, of common stock. The Company recognized compensation expense based on the fair value of these options of $166,933, $88,130, and $4,176, respectively.

401(k) Plan

In 1997, the Company established a 401(k) plan covering substantially all of its employees, subject to certain eligibility requirements. Participants have the option of contributing up to 15% of their annual compensation. In January 2002, the Company adopted a 50% match of employee contributions up to 6% of compensation. Employer matching contributions for the years ended December 31, 2006, 2005, and 2004 approximated $489,000, $394,000 and $301,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CCEF Advance Balance
December 31, 2003	$225,000
Advances	283,012
Milestone achieved	(225,000)

December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

December 31, 2006	$—

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire October 15, 2011; the employment threshold clause is subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Agreement, plus a 7.5% penalty). Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets. The Company did not meet the employment threshold recapture clause by the compliance date of December 31, 2006 and as such has accrued $152,000 of the maximum $419,250 for possible tax repayments and penalties.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $348,000 and $402,000 for certain state income and sales tax contingencies for which there may be exposure at December 31, 2006 and 2005, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

Rent expense under the non-cancelable operating leases was approximately $202,000, $119,000 and $243,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum lease payments under the noncancelable leases at December 31, 2006 are as follows:

2007	219,004
2008	220,833
2009	133,595
2010	85,067
2011	6,528

Total	665,027

14. INCOME TAXES

The Company’s gross deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005
Gross deferred tax assets:
Net operating loss carryforwards	$42,852,000	$34,377,000
Deferred compensation	1,847,000	1,642,000
Research and development tax credits	1,936,000	2,292,000
Deferred revenue	230,000	1,833,000
Inventory reserves	193,000	280,000
Warranty reserves	316,000	163,000
Bad debt reserves	199,000	28,000
Accrued expenses and other	467,000	394,000

	48,040,000	41,009,000

Gross deferred tax liabilities:
Amortizable intangibles at acquisition	517,000	725,000
Unamortizable intangible at acquisition	—	565,000
Fixed asset basis step-up at acquisition	87,000	87,000
Depreciation	176,000	253,000
Unrealized gain on marketable securities	—	—
Deferred costs	100,000	1,391,000

	880,000	3,021,000

Net deferred tax asset	47,160,000	37,988,000
Less: valuation allowance	(47,160,000)	(38,553,000)

Net deferred tax asset (liability)	$—	$(565,000)

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years Ended December 31,
	2006	2005	2004
Federal statutory rate	-34.0%	-34.0%	-34.0%
Deferred state taxes, net of federal benefit	-5.0%	-5.0%	-5.0%
Tax credits	0.0%	0.0%	0.0%
Non-deductible stock-based compensation expense	4.0%	0.0%	0.0%
Impairment of goodwill and other intangibles	19.0%	0.0%	0.0%
Valuation allowance	16.0%	39.0%	39.0%

	0.0%	0.0%	0.0%

At December 31, 2006, the Company had approximately $111.7 million of federal net operating loss carryforwards that expire beginning in the year 2011 through 2026 and approximately $98.8million of state net operating loss carryforwards that expire beginning in the year 2020 through 2026. For the years ended December 31, 2006, 2005 and 2004, the valuation allowance increased $8,607,000, $7,023,000, and $9,467,000, respectively. The increase is attributable to the current year provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards.

The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

15. SEGMENT FINANCIAL DATA

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information as of and for the years ended December 31, 2006, 2005 and 2004 (all amounts in 000s) is summarized below.

	2006	2005	2004
Revenues:
Proton	$15,472	$9,171	$5,984
Northern	29,621	35,809	16,476

Consolidated	$45,093	$44,980	$22,460

	2006	2005	2004
Loss from operations:
Proton	$(6,908)	$(7,489)	$(10,651)
Northern	(39,021)	(5,733)	(8,195)
Eliminations and other	(8,435)	(3,663)	(4,395)

Consolidated	$(54,364)	$(16,885)	$(23,241)

	2006	2005	2004
Interest income:
Proton	$27	$24	$2
Northern	57	25	8
Eliminations and other	1,336	1,023	1,133

Consolidated	$1,420	$1,072	$1,143

	2006	2005	2004
Net loss:
Proton	$(6,881)	$(7,863)	$(10,892)
Northern	(39,238)	(5,845)	(8,283)
Eliminations and other	(7,236)	(2,536)	(3,262)

Consolidated	$(53,355)	$(16,244)	$(22,437)

	2006	2005	2004
Total assets:
Proton	$73,489	$85,197	$91,384
Northern	25,380	47,018	41,073
Eliminations and other	(28,979)	(21,070)	(7,886)

Consolidated	$69,890	$111,145	$124,571

All the assets of the Company are located in the United States.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2006. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation of such information when read in conjunction with the Company’s consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006 Quarters
	First	Second	Third	Fourth
	Amounts in 000s except for per share amounts
Revenues	$7,637	$9,412	$14,755	$13,289
Costs and expenses	15,251	16,237	21,304	46,665
Loss from operations	(7,614)	(6,825)	(6,549)	(33,376)
Net loss	(7,345)	(6,536)	(6,315)	(33,159)
Basic and diluted net loss per share attributable to common stockholders	(0.20)	(0.17)	(0.16)	(0.84)

	2005 Quarters
	First	Second	Third	Fourth
	Amounts in 000s except for per share amounts
Revenues	$9,536	$12,167	$12,277	$11,000
Costs and expenses	14,388	16,802	15,994	14,681
Loss from operations	(4,852)	(4,635)	(3,717)	(3,681)
Net loss	(4,712)	(4,502)	(3,587)	(3,443)
Basic and diluted net loss per share attributable to common stockholders	(0.13)	(0.13)	(0.10)	(0.09)

17. SUBSEQUENT EVENTS

On January 31, 2007, we announced that we are combining our Northern Power and Proton Energy Systems businesses under Distributed Energy Systems. This change is aimed at reducing costs and strengthening systems sales, engineering, production, service and technology development. The former separate businesses of Proton and Northern will be combined in the areas of Power Generation, Hydrogen Generation, and Technology Generation.

We also announced plans to exit our Waitsfield, Vermont facility and consolidate all of our Northern Power operations in our Barre, Vermont facility resulting in the elimination of about 60 jobs, or 20% of the workforce. Management is currently evaluating the timing of this exit and its future plans for the Waitsfield facility. 2007 operating results will include related severance costs and potential acceleration of depreciation of Waitsfield facility.

We have agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We have informed the customers that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned. We anticipate that these customers may make claims against us in connection with these agreements and STM’s cessation of operations. We are not presently able to reasonably estimate potential losses, if any, that may arise from potential claims or the cost we may incur to replace the Sterling engine technology. An adverse resolution of such claims could have a material adverse effect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 7, 2007, the Company entered into a Joint Venture Agreement with Morgan Stanley Wind LLC (“MSW”), a subsidiary of Morgan Stanley. This agreement establishes a framework for the Company and Morgan Stanley to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies. The agreement contemplates that MSW will generally contribute 85% of the capital to meet project financing requirements, with the Company providing the balance. The Company will have the exclusive right to provide engineering, procurement and construction (“EPC”) services and operations and maintenance (“O&M”) services to the projects, and Morgan Stanley will have the exclusive right to provide specified financing services to the projects. The agreement has a term of five years, subject to early termination under specified circumstances.

In connection with the execution of the Joint Venture Agreement, the Company issued to Morgan Stanley on March 7, 2007 a Common Stock Purchase Warrant entitling Morgan Stanley to purchase up to 10% of the Company’s common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. This warrant vests in multiple tranches as described below:

•

The warrant is immediately vested as to 8% of our common stock outstanding from time to time, at a purchase price equal to the lower of $2.25 per share or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. This 8% tranche of the warrant is exercisable until the second anniversary of the grant date, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least $2.25.

•

The warrant will vest in four subsequent tranches, each as to 0.5% of our common stock outstanding from time to time, at such time as MSW has funded (1) $21.25 million, (2) $42.5 million, (3) $63.75 million and (4) $85 million in the aggregate to projects developed under the Joint Venture Agreement or we have entered into EPC or O&M contracts with projects sourced by MSW with aggregate values equal to those thresholds. Each of these subsequent tranches will have a purchase price equal to the lower of 80% of the fair market value of our common stock on the vesting date or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. Each subsequent tranche will be exercisable until the second anniversary of the vesting date of that tranche, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least equal to the fair market value on the vesting date.

The warrant may only be exercised in cash.

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts	Reserve for Inventory
Balanceas of December 31, 2003	$163,973	$333,748
Charged to costs and expenses	53,929	258,875
Deductions and write-offs	(32,954)	(114,811)

Balance as of December 31, 2004	$184,948	$477,812

Charged to costs and expenses	29,872	228,869
Deductions and write-offs	(142,048)	(138,383)

Balance as of December 31, 2005	$72,772	$568,298

Charged to costs and expenses	616,006	181,335
Deductions and write-offs	—	(255,682)

Balance as of December 31, 2006	$688,778	$493,951

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included below. The independent registered public accounting firm’s related audit report is included in Item 8 of this Form 10-K and is incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. Other Information

Not applicable.

Part III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 5, 2007, or the proxy statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and corporate governance required by this item will be incorporated by reference from our proxy statement. Information regarding our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I.

ITEM 11. Compensation Discussion and Analysis

The information required by this item will be incorporated by reference from the proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference from the proxy statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference from the proxy statement.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be incorporated by reference from the proxy statement.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Financial Statements in Item 8 of this Report

2.	Financial Statement Schedules

The following financial statement schedule of Distributed Energy has been included: Schedule II Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits—See Item 15(b) of this Report below.

(b) Exhibits

Exhibit	Description
3.1(a)	Third Amended and Restated Certificate of Incorporation of the Registrant

3.2(a)	Amended and Restated By-Laws of the Registrant

4.1(a)	Specimen common stock certificate

4.2(a)	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1(b)	2003 Stock Incentive Plan

10.2(c)	2003 Employee Stock Purchase Plan

10.4(a)	Lease Agreement, dated March 28, 2003, between Northern Power Systems, Inc. and the Central Vermont Economic Development Corporation.

10.5(a)	Construction Loan Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.6(a)	Construction Mortgage Note dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.7(a)	Open-End Construction Mortgage Deed and Security Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company, wholly owned by us of the Registrant, and Webster Bank

10.8(a)	Guaranty Agreement dated as of December 7, 2001 between the Registrant and Webster Bank.

10.9(d)	Agreement and Plan of Merger, dated as of May 22, 2003, as amended, by and among the registrant, Proton Energy Systems, Inc., Northern Power Systems, Inc., PES-1 Merger Sub, Inc., and PES-2 Merger Sub, Inc.

10.10(e)	Escrow Agreement, dated December 10, 2003, by and among the Registrant, Paul F. Koeppe, Philip Deutch, and Webster Bank

10.11(f)	Nonstatutory Stock Option Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.12(g)	Restricted Stock Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

Exhibit	Description
10.13(h)	Restricted Stock Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.14(i)	Agreement between the Company and Walter W. Schroeder dated January 27, 2006

10.15(j)	Form of Incentive Stock Option Agreement under the Company’s 2003 Stock Incentive Plan

10.16(k)	Form of Nonstatutory Stock Option Agreement under the Company’s 2003 Stock Incentive Plan

10.17	Letter Agreement with Peter J. Tallian October 17, 2006.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a):	Incorporated herein by reference to the identically numbered exhibit of the Company’s registration statement on Form S-4, SEC File No. 333-108515.
(b):	Incorporated herein by reference to exhibit 10.1 of the company’s report on For 8-K filed June 20, 2005.
(c):	Incorporated herein by reference to exhibit 10.2 of the Company’s report in For 8-K filed June 20, 2005.
(d):	Incorporated herein by reference to exhibit 2.1 of the Company’s registration statement on Form S-4, SEC File No. 333-108515.
(e):	Incorporated herein by reference to exhibit 10.10 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.
(f):	Incorporated herein by reference to exhibit 99.2 of the Company’s report on Form 8-K filed January 20, 2006.
(g):	Incorporated herein by reference to exhibit 99.3 of the Company’s report on Form 8-K filed January 20, 2006.
(h):	Incorporated herein by reference to exhibit 99.4 of the Company’s report on Form 8-K filed January 20, 2006.
(i):	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed February 2, 2006.
(j):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed January 14, 2005.
(k):	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed January 14, 2005.

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

Signature	Capacity	Date

/s/ AMBROSE L. SCHWALLIE Ambrose L. Schwallie	Chief Executive Officer (Principal executive officer)	March 13, 2007

/s/ PETER J. TALLIAN Peter J. Tallian	Chief Financial officer (Principal financial and accounting officer)	March 13, 2007

/s/ WALTER W. SCHROEDER Walter W. Schroeder	President and Director	March 13, 2007

/s/ ROBERT W. SHAW, JR Robert W. Shaw, Jr.	Chairman of the Board and Director	March 13, 2007

/s/ GERALD B. OSTROSKI Gerald B. Ostroski	Director	March 13, 2007

/s/ JAMES H. OZANNE James H. Ozanne	Director	March 13, 2007

/s/ PAUL F. KOEPPE Paul F. Koeppe	Director	March 13, 2007

/s/ THEODORE STERN Theodore Stern	Director	March 13, 2007

/s/ RICHARD S. GRANT Richard S. Grant	Director	March 13, 2007

/s/ BERNARD H. CHERRY Bernard H. Cherry	Director	March 13, 2007