Form 10-K/A
period 2006-12-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2007-04-30
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $180 million based on the price of the last reported sale as reported by The NASDAQ Global Market on June 30, 2006. The number of shares outstanding of the Registrant’s Common Stock on April 20, 2007 was 39,757,054.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission, or SEC, on March 13, 2007, to include the disclosure required by Part III of Form 10-K, as set forth below, which disclosure we had originally intended to incorporate by reference to our definitive proxy statement. This Amendment is also being filed to amend Item 15 of Part IV of Form 10-K to reflect the filing of additional exhibits and the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. Except for the inclusion of the information described above, this Amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 13, 2007 or modify or update other information or exhibits to the Annual Report on Form 10-K.

Part III

ITEM 10.	Directors and Executive Officers of the Registrant

Class I Directors

Paul F. Koeppe, age 57, has served as a member of our, or Northern’s, board of directors since 1998. Prior to his retirement in 2001, Mr. Koeppe served as executive vice president of American Superconductor Corporation, an electricity solutions company. Mr. Koeppe joined American Superconductor in 1997, in connection with the acquisition of Superconductivity, Inc., a manufacturer of superconducting magnetic energy storage systems, which Mr. Koeppe founded and served as president.

Gerald B. Ostroski, age 66, has served as a member of our, or Proton’s, board of directors since February 1999. Mr. Ostroski served as vice president of Minnesota Power, Inc. since January 1982 until his retirement from that firm as vice president, emerging technology investments in July 2002. During his tenure at Minnesota Power, Mr. Ostroski also served as president of Minnesota Power’s Synertec subsidiary and served as a director or officer of several other Minnesota Power subsidiaries. He also served on the board of directors of the Minnesota High Technology Association, and serves on and chaired the University of Minnesota’s Natural Resources Research Institute Industry Advisory Board. Prior to his retirement, Mr. Ostroski was a registered professional engineer, licensed in Minnesota and North Dakota.

Ambrose L. Schwallie, age 59, has served as our chief executive officer, and as a member of our board of directors, since January 2006. From November 2001 to December 2005, Mr. Schwallie served as president of the defense business unit of Washington Group International, Inc., an integrated engineering construction and management solutions company.

Class II Directors

Richard S. Grant, age 60, became a member of our board in December 2006. From January 1998 through December 2002, Mr. Grant served as chief executive officer of BOC Process Gas Solutions, which supplies gases and associated equipment and services to manufacturing, healthcare, advanced technology and research industries. Last September, BOC became a part of The Linde Group, a worldwide industrial gas and engineering company. For over 30 years, Mr. Grant held various executive and managerial positions at The BOC Group plc, including serving as a board member and regional director of the company’s South Pacific and South Asia operations. Mr. Grant currently serves on the boards of directors of BlueLinx Holdings Inc. and Compass Minerals International Inc.

James H. Ozanne, age 63, has served as a member of our, or Proton’s, board of directors since September 2002 and became a director of Distributed Energy in December 2003. Since January 2000, Mr. Ozanne has been chairman of Greenrange Partners, a venture capital investment company. He was previously chairman of Nations Financial Holdings Corporation, president and chief executive officer of US West Capital Corporation and executive vice president of General Electric Capital Corporation. He became a director of FSA Holdings in January 1990 and was vice chairman from May 1998 to July 2000.

Theodore Stern, age 77, has served as a member of our, or Northern’s, board of directors since 1998. Since January 2005, Mr. Stern has been the chairman of the board of directors of UCN Inc., a telecommunications provider. Mr. Stern was chief executive officer of UCN Inc. from September 2000 until January 2005. From July 1990 to December 1992, Mr. Stern was senior executive vice president and a member of the board of directors of Westinghouse Electric Corporation, where he was responsible for the electrical utility and environmental system businesses.

Class III Directors

Bernard H. Cherry, age 67, became a member of our board in January 2007. From November 2002 to June 2006, Mr. Cherry served as president and chief executive officer of the Foster Wheeler Global Power Group of Foster Wheeler Ltd. Foster Wheeler provides design, engineering, construction, manufacturing, management, plant operations and environmental services for the power and process sectors worldwide. From September 1985 to November 2002, Mr. Cherry served as president and chief operating officer of The Oxbow Energy and Minerals Group, an affiliate of Oxbow Corporation, an industry-leading source of solid fuel supply, bulk material logistics and clean electric power generation.

Walter W. Schroeder, age 58, one of Proton’s founders, has served as our, or Proton’s, President, and as a member of our, or Proton’s, board of directors, since Proton’s founding in August 1996. From August 1996 to January 2006, Mr. Schroeder also served as our, or Proton’s, chief executive officer.

Robert W. Shaw, Jr., age 65, has served as the Company’s, or Proton’s, chairman of the board of directors since Proton’s founding in August 1996. Dr. Shaw has served as president of Arete Corporation, a private investment firm, since March 1997. From 1983 to 1997, Dr. Shaw served as president of Arete Ventures, Inc., a private investment firm he founded to invest in the fields of modular/dispersed power generation, renewable power generation and specialty materials. Prior to that time, Dr. Shaw was a senior vice president and director of Booz Allen & Hamilton, a consulting firm, where he founded the firm’s energy division. In addition, he serves as a director of CTP Hydrogen Corporation and H2Gen Innovations, Inc., each a private power technology company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of copies of reports filed by the Reporting Persons furnished to the Company, the Company believes that during 2006 the Reporting Persons complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.distributed-energy.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Audit Committee

The audit committee members are currently Messrs. Ostroski, Ozanne (Chair) and Stern, and Dr. Shaw. The audit committee held six meetings during 2006. The primary functions of the audit committee include:

•	selecting the Company’s registered public accounting firm;

•	reviewing the independence of the Company’s registered public accounting firm;

•	reviewing the annual audit plan of the Company’s registered public accounting firm, the results of the independent audit, and the report and recommendations of the registered public accounting firm;

•	evaluating the adequacy of the Company’s internal financial and accounting processes and controls; and

•	reviewing with management and the Company’s registered public accounting firm, the annual and interim financial statements of the Company.

The board of directors has determined that Mr. Ozanne is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our executive officers who are included in our Summary Compensation Table below. We refer to these individuals as the named executive officers.

Objectives and Philosophy of Executive Compensation

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to attract, motivate, reward and retain the most talented and dedicated executives possible, to tie annual and long-term cash and equity incentives to achievement of measurable performance objectives, and to align executives’ incentives with the creation of stockholder value. The compensation committee evaluates our executive compensation program with the goal of setting compensation at levels that the committee believes are comparable with those paid to executives in other companies of similar size and stage of development operating in the same industry, while taking into account our relative performance and our own strategic goals. The compensation committee also aims to establish compensation plans that tie a substantial portion of executives’ overall compensation to key strategic financial and non-financial or operational goals of our company.

Role of Our Compensation Committee

Our executive compensation program is approved and administered by the compensation committee of our board of directors. The compensation committee is responsible for establishing the executive compensation package offered to our named executive officers. Our compensation committee is appointed by our board of directors and consists entirely of directors who are “outside directors” for purpose of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purpose of Rule 16b-3 under the Exchange Act. Our compensation committee designs and reviews our executive compensation and benefit program to ensure it is consistent with our compensation philosophy. Our executives’ base salary, target annual bonus levels and target annual long-term incentive award values are set at levels the committee believes are competitive, with the opportunity to earn above-market pay for above-market performance.

In January 2006, our compensation committee engaged and directed an independent compensation and benefits consultant, AON, to assess the competitiveness of our overall executive compensation and benefits program for 2006. The compensation committee compared our executive compensation to that paid by a peer group of publicly traded companies in the emerging energy technology industry developed by AON. This peer group, which is periodically reviewed and updated by the committee, consists of companies the committee believes are generally comparable to us and against which the committee believes we compete for executive talent. There were 17 companies included in this peer group, with median revenues of $27 million. The compensation committee has approved a total compensation framework to set management objectives, to measure performance against those objectives and to ensure our total compensation mix is competitive based upon the executive compensation study provided by AON and other market data.

The compensation committee generally targets overall compensation for executives near the median of compensation paid to similarly situated executives of the companies in the peer group. Variations to this general target may occur as dictated by the experience level of the individual and market factors.

Executive Compensation Program

Our executive compensation program consists of base salary, annual cash performance incentive bonuses, long-term equity incentives and benefits. Three of our named executive officers also have severance or change-of-control benefits. We use annual cash performance incentive bonuses to reward the achievement of annual objectives. We use long-term equity awards to align the interests of our executives with those of our stockholders and to promote a longer term performance perspective and progress toward achieving our long-term strategy. Our executives’ total compensation may vary significantly year to year based on company and individual performance.

Base Salary. When establishing base salaries for 2006, the compensation committee considered the AON market data, as well as the experience, skills, knowledge and responsibilities of each executive officer. Base salaries are reviewed at least annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. We do not apply specific formulas to determine increases. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Annual Cash Performance Incentive Bonuses. We have an annual cash performance incentive bonus program for all of our employees, including our executives. These incentives are paid in cash and are intended to focus all employees on meeting or beating key company-wide success measures of our annual business plan. The annual performance incentive program for our executives provides for cash bonuses to be paid at the discretion of our compensation committee based on the achievement of annual company-level financial goals and objectives as well as individual non-financial metrics. In 2006, the company-wide financial metrics established by the compensation committee were: margin on new work booked, revenue and cash flow from operations. The individual non-financial metrics were: teamwork, differentiating performance, employee development and business/strategic planning. At the beginning of the year, a target bonus was established for each executive based upon meeting our 2006 business plan. For 2006, the target bonuses for Messrs. Schwallie, Schroeder, Murray, Friedland, Jamison and Tallian were 60% of their respective base salary rates and the target bonuses for Messrs. Glidden and Nieszczezewski were 30% of their respective base salary rates. Each individual executive was entitled to receive an award ranging from 0% to 150% of his target bonus based on a year-end review by the compensation committee of our financial results and the executive’s achievement of his individual non-financial results. A minimum threshold was established for each of the financial metrics, below which no incentives would be paid to any executive with respect to that metric. If one or more of the thresholds were met, a bonus pool was to be established based on performance against all three metrics, and 75% of the bonus pool was to be allocated based on the company-wide financial performance metrics and 25% based on the non-financial performance metrics. Under the annual cash performance incentive bonus plan, the compensation committee has the discretion to determine that no bonuses will be paid even if one or more of the company-wide metrics have been met. In 2006, we met the threshold for margin on new work booked, but did not meet the threshold for revenue or cash flow from operations. Notwithstanding that we met one of the financial thresholds, the compensation committee, in light of overall 2006 company performance, used its discretion and determined not to award any bonuses to our named executive officers or key employees.

Long Term Equity Incentives. We believe that an ownership culture encourages long-term executive performance by our executives through the use of stock and stock based awards. Our stock plans have been established to provide our employees, including executive officers, with incentives to help align their interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our long-term compensation goals.

Historically, our long-term equity incentives have consisted primarily of stock options. Our compensation committee oversees the administration of our stock incentive plan. Stock option grants are made at the commencement of employment and from time to time thereafter to meet other special retention objectives. The compensation committee reviews and approves stock option awards to executive officers based upon review of competitive compensation data, assessment of individual performance, a review of each executive’s existing long-term incentives and retention considerations. Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as the chief executive officer.

We granted stock options in January 2006 to Mr. Schwallie in connection with the commencement of his employment and in November 2006 we granted stock options to Mr. Tallian in connection with the commencement of his employment. In January 2006, in connection with merit based stock option grants made to key employees, the compensation committee made option grants to some of our executive officers. The stock options we grant have an exercise price equal to the fair market value of our common stock on the day prior to the date of grant, typically vest over a four-year period with 25% vesting annually on each anniversary of the grant date, and generally expire ten years after the date of grant.

In January 2006, we also issued 128,280 shares of restricted stock to Mr. Schwallie in connection with the commencement of his employment.

The company does not have any program or plan for timing stock option grants or stock awards to any executives or employees around the release of material nonpublic information. Likewise, the company does not plan to time, or has it timed, the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Other Compensation

Our executive officers are entitled to receive medical and life insurance benefits and to participate in the Company’s 401(k) retirement savings plan on the same basis as other full-time employees of the Company. Our executive officers are also entitled to receive supplemental disability benefits. The compensation committee in its discretion may revise, amend or add to the named executive officers’ benefits if it deems it advisable.

Executive Compensation

Set forth below is information regarding compensation earned by or awarded to our named executive officers during the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	(7) Stock Awards ($)	(7) Option Awards ($)	(8) All Other Compensation ($)	Total ($)
Ambrose L. Schwallie, Chief Executive Officer (1)	2006	$370,338	$1,132,712	$1,341,731	$6,897	$2,851,679
Walter W. Schroeder, President (2)	2006	322,264	—	102,255	7,288	431,807
Peter J. Tallian, Chief Financial Officer (3)	2006	24,038	—	6,172	—	30,210
John A. Glidden, Vice President of Finance (4)	2006	82,375	—	41,637	3,011	127,023
Robert B. Nieszczezewski, Controller (5)	2006	117,654	—	37,575	3,617	158,845
Mark E. Murray, President—Proton	2006	207,392	—	98,829	6,644	312,865
Robert J.Friedland, Senior Vice President—Proton	2006	160,154	—	38,298	5,490	203,942
Darren R. Jamison, President—Northern (6)	2006	206,910	—	124,138	5,948	336,996

(1)	Mr. Schwallie’s employment began on January 17, 2006.
(2)	Mr. Schroeder acted as principal executive officer from January 1, 2006 to January 16, 2006.
(3)	Mr. Tallian’s employment began on November 13, 2006.
(4)	Mr. Glidden served as our principal financial officer until July 21, 2006.
(5)	Mr. Nieszczezewski served as our interim principal financial officer from August 2, 2006 to November 12, 2006.
(6)	Mr. Jamison served as president of Northern until his resignation on December 15, 2006.
(7)	This amount was computed in accordance with SFAS 123(R). The amount represents the SFAS 123(R) expense we recorded in 2006 related to all restricted stock or option grants for these named executive officers. For information regarding significant factors, assumptions and methodologies used in determining the SFAS 123(R) expense, see Note 2 “Summary of Significant Accounting Policies – Stock Based Compensation.” Unlike the amount reflected in our financial statements, however, the amount in this column does not reflect any estimate of forfeitures related to service-based vesting. Instead, it assumes that the executive will perform the requisite services to vest in the award.
(8)	Includes disability insurance premiums paid on behalf of these officers to Mr. Schwallie of $297, Mr. Schroeder of $688, Mr. Nieszczezewski of $87, Mr. Friedland of $205 and Mr. Murray of $422. Also includes 401(k) matching contributions to Mr. Schwallie of $6,600, Mr. Schroeder of $6,600, Mr. Glidden of $3,011, Mr. Nieszczezewski of $3,530, Mr. Murray of $6,222, Mr. Friedland of $5,285 and Mr. Jamison of $5,948.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We have employment agreements with some of our named executive officers, as described below.

Ambrose L. Schwallie. On January 17, 2006, we appointed Ambrose L. Schwallie as our chief executive officer and a member of our board of directors. Pursuant to his offer letter, Mr. Schwallie will receive a salary of $400,000 per year, subject to adjustment if the compensation committee determines to increase his salary, and is eligible to receive a bonus under our annual cash performance incentive bonus plan. In connection with the commencement of Mr. Schwallie’s employment, we also granted Mr. Schwallie an option to purchase 500,000 shares of common stock at an exercise price of $8.84 per share. The option will vest as to 25% of the original number of shares on the first anniversary of the grant date and as to an additional 25% of the original number of shares at the end of each successive year following the first anniversary of the grant date until the fourth anniversary of the grant date. We also issued Mr. Schwallie 28,280 shares of common stock at a price of $.01 per share. These shares are fully vested. In addition, we issued Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. Such shares were subject to a re-acquisition right in favor of us during the first year after grant at a price of $.01 per share if Mr. Schwallie’s employment ceased for any reason. We have also agreed to make the following issuances of common stock to Mr. Schwallie at a price of $.01 per share under the following conditions: 100,000 shares of common stock will be awarded if we have, while Mr. Schwallie is serving as chief executive officer, achieved two consecutive quarters of positive operating cash flow prior to June 30, 2007 and 100,000 shares of common stock will be awarded if we achieve, while Mr. Schwallie is serving as chief executive officer, four consecutive quarters of revenue totaling $100 million prior to June 30, 2008, with the gross margin on that revenue being at least 20%. If a change in control event, as defined in our stock incentive plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by us, any restricted common stock described in the preceding sentence and not yet granted would be awarded to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

Walter W. Schroeder. On January 27, 2006, we entered into an agreement with Walter W. Schroeder, our president, under which Mr. Schroeder will continue to serve as our president until July 17, 2007 and to be employed by us until January 17, 2008, unless his employment is terminated earlier as provided below. This agreement entitles Mr. Schroeder to receive his current salary of $310,500, subject to adjustment if the compensation committee determines to increase his salary. If Mr. Schroeder’s employment is terminated by us or by Mr. Schroeder for good reason, as defined in the agreement, Mr. Schroeder will receive a severance payment in an amount equal to his salary for the period extending from termination until the earlier of eighteen months after termination or January 17, 2008. In such event, all options held by Mr. Schroeder to purchase our common stock shall be immediately vested and exercisable until December 31 of the year in which such options otherwise would have terminated or two and a half months after such options otherwise would have terminated, which we refer to as the safe harbor extension date, provided that options whose exercise price is higher than the fair market value of our common stock as of the date of termination shall be exercisable until the latest of (i) the safe harbor extension date, (ii) if guidance is issued under Section 409A of the Internal Revenue Code before the safe harbor extension date permitting the extension of the exercise period of such options, and such extension does not result in a charge to us, then the latest date permitted by such guidance (but in no event later than the ten-year anniversary of the grant date of such options), and (iii) if guidance is issued under Section 409A before the safe harbor extension date providing that the extension of the exercise period of such options does not cause Section 409A to apply to such options, and such extension does not result in a charge to us, then the ten-year anniversary of the grant date of such options.

Peter J. Tallian. On October 17, 2006, we and Peter J. Tallian signed a letter agreement providing for the appointment of Mr. Tallian as our chief financial officer. Under the agreement,

Mr. Tallian receives an annual salary of $250,000, subject to annual increases at our discretion. In addition, Mr. Tallian was granted non-statutory stock options under our 2003 Stock Incentive Plan to purchase 100,000 shares of our common stock with an exercise price equal to the fair market value of our common stock at the date of grant, or $3.40 per share. These options will vest 25% annually on each of the first four anniversaries of the date of grant. For the year ended December 31, 2006, Mr. Tallian was eligible to receive a pro-rated bonus targeted at 60% of base pay based on overall company performance and individual performance, subject to approval by the board of directors. For the year ending December 31, 2007, Mr. Tallian will be eligible for the following long-term incentives based on individual performance and subject to the approval of the board of directors: (i) long-term incentives of performance shares under our 2003 Stock Incentive Plan with a value of 50% of base pay subject to three-year vesting, (ii) restricted stock under our 2003 Stock Incentive Plan with a value of 25% of base pay subject to three-year cliff vesting, and (iii) non-statutory stock options under our 2003 Stock Incentive Plan with a value of 25% of base pay subject to three-year vesting. Mr. Tallian is also eligible to participate in all medical, dental, disability, insurance, 401(k), vacation and other benefit programs made available to our employees. If a change in control event, as defined in our 2003 Stock Incentive Plan, occurs and either Mr. Tallian’s employment is terminated within one year thereafter without cause or Mr. Tallian terminates his employment for good reason, as defined in the plan, we will pay Mr. Tallian six months of salary at his then current rate.

Set forth below is an estimation of the benefits payable to Messrs. Schwallie, Schroeder and Tallian assuming that, as of December 31, 2006, (1) in the case of Mr. Schwallie, a change of control event occurred entitling him to additional shares of restricted stock as described above, (2) in the case of Mr. Schroeder, his employment is terminated by us or by him for good reason, and (3) in the case of Mr. Tallian, a change of control event occurs and he is terminated within one year thereafter.

Severance or Change of Control Benefits
Name and Principal Position	Severance Payments ($)	Change in Control/ Acceleration of Stock Options or Stock Awards ($)		Total ($)
Ambrose L. Schwallie, Chief Executive Officer	$—	$720,000	(1)	$720,000
Walter W. Schroeder, President	324,473	270,000	(2)	594,473
Peter J. Tallian, Chief Financial Officer	125,000	—		125,000

	$449,473	$990,000		$1,439,473

(1)	Represents the fair market value as of December 31, 2006 of restricted common shares that would be awarded in the event of a change of control, assuming it is possible to achieve certain financial targets. Fair market value was calculated using a per share price of $3.60, the market price of our common stock at December 31, 2006.
(2)	Represents the fair market value of unvested options as of December 31, 2006 calculated using a per share price of $3.60, the market price of our common stock at December 31, 2006.

Grants of Plan-Based Awards

Set forth below is information regarding plan-based awards granted during 2006. All stock options awards were made under our 2003 Stock Incentive Plan, except those made to Mr. Schwallie. Mr. Schwallie’s option and stock awards were made as inducement grants, not under any plan, pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules.

Grants of Plan-Based Awards
Name	Grant Date (a)	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (8)	Closing Price on the NASDAQ on Grant Date		Grant Date Fair Value of Stock and Option Awards (10)
			Threshold (#)	Target (#)	Maximum (#)
Ambrose L. Schwallie	1/16/2006	1/16/2006							500,000	(1)	$8.84	$8.84	(9)	$1,341,731
	1/16/2006	1/16/2006			200,000	(7)								$1,768,000
	1/16/2006	1/16/2006					100,000	(2)						$883,000
	1/16/2006	1/16/2006					28,280	(3)						$249,712

Walter W. Schroeder	1/31/2006	1/31/2006							35,000	(5)	$10.08	$10.21		$248,329

Peter J. Tallian	11/20/2006	11/20/2006							100,000	(4)	$3.40	$3.38		$219,940

John A. Glidden	1/31/2006	1/31/2006							20,000	(5)	$10.08	$10.21		$141,902

Robert B. Nieszczezewski	1/31/2006	1/31/2006							15,000	(5)	$10.08	$10.21		$104,802
	7/3/2006	7/3/2006							10,000	(6)	$5.17	$5.19		$35,430

Mark E. Murray	1/31/2006	1/31/2006							30,000	(5)	$10.08	$10.21		$212,853

Robert J. Friedland	1/31/2006	1/31/2006							20,000	(5)	$10.08	$10.21		$141,902

Darren R. Jamison	1/31/2006	1/31/2006							30,000	(5)	$10.08	$10.21		$212,853

(1)	The option vested as to 25% of the original number of shares on the first anniversary of the grant date and will vest as to an additional 25% of the original number of shares on each subsequent anniversary through the fourth anniversary of the grant date. All options expire on the tenth anniversary of the grant date.
(2)	100,000 shares of restricted common stock were issued to Mr. Schwallie at a price of $.01 per share. All shares vested on January 16, 2007.
(3)	28,280 shares of common stock were issued to Mr. Schwallie at a price of $.01 per share. These shares were fully vested on the date of grant.
(4)	These options will vest as to 25% of the original number of shares on the first anniversary of the grant date and will vest as to an additional 25% of the original number of shares on each subsequent anniversary through the fourth anniversary of the grant date. All options expire on the tenth anniversary of the grant date.
(5)	These options were to vest 25% of the original number of shares on the first anniversary of the grant date and will vest as to an additional 25% of the original number of shares on each subsequent anniversary through the fourth anniversary of the grant date.
(6)	These options will vest as to 25% of the original number of shares on the first anniversary of the grant date and will vest as to an additional 25% of the original number of shares on each subsequent anniversary through the fourth anniversary of the grant date. These options were granted to Mr. Nieszczezewski in conjunction with his appointment as interim principal accounting officer. All options expire on the tenth anniversary of the grant date.
(7)	Represents the number of shares of common stock Mr. Schwallie would receive if he meets the performance goal set forth in his employment contract.

(8)	The company’s policy is to grant options at a price equal to the closing price of tour common stock as reported on the NASDAQ Global Market on the day prior to the date of the grant.
(9)	The options were granted on January 16, 2006, a stock market holiday.
(10)	Represents the full expense we will record over the entire term of each stock option and restricted stock award, computed as of the date it was granted in accordance with SFAS 123(R). For information regarding significant factors, assumptions and methodologies used in determining the SFAS 123(R) expense, see Note 2 “Summary of Significant Accounting Policies—Stock Based Compensation.” Unlike the amount reflected in our financial statements, however, the amount in this column does not reflect any estimate of forfeitures related to service-based vesting. Instead, it assumes that the executive will perform the requisite services to vest in the award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2006, including the value of the stocks awards.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (7) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (8) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (7) ($)
Ambrose L. Schwallie	—	500,000	(1)	$8.84	1/16/2016	100,000	$360,000	200,000	$720,000

Walter W. Schroeder	55,525		(1)	$0.35	2/10/2009
	1,236		(1)	$0.50	1/1/2010
	10,000	30,000	(1)	$2.63	1/10/2015
	30,000	10,000	(1)	$2.90	12/10/2013
	50,000		(1)	$2.99	12/13/2012
	86,277		(2)	$3.41	2/12/2014
	75,000		(1)	$6.00	6/21/2010
	51,285		(1)	$7.38	12/14/2011
	5,500		(1)	$8.61	1/7/2012
		35,000	(1)	$10.08	1/31/2016
	90,607		(1)	$10.75	12/12/2010
	300,000		(3)	$17.00	9/29/2010

Peter J. Tallian	—	100,000	(1)	$3.40	11/20/2016

John A. Glidden	—		(5)

Robert B. Nieszczezewski	2,000	6,000	(1)	$2.63	1/10/2015
	3,000	1,000	(1)	$2.90	12/10/2013
	5,000		(1)	$2.99	12/13/2012
	3,648		(2)	$3.41	2/12/2014
		10,000	(1)	$5.17	7/3/2016
	5,958		(1)	$7.38	12/14/2011
	1,200		(1)	$8.61	1/7/2012
		15,000	(1)	$10.08	1/31/2016
	10,000		(1)	$12.88	2/12/2011

Mark E. Murray	31,250	62,500	(1)	$1.62	9/27/2014
		18,750	(1)	$2.63	1/10/2015
		30,000	(1)	$10.08	1/31/2016

Robert J. Friedland	35,420		(1)	$0.35	2/10/2009
	182		(1)	$0.50	1/1/2010
	5,000	15,000	(1)	$2.63	1/10/2015
	11,250	3,750	(1)	$2.90	12/10/2013
	5,000		(1)	$2.99	12/13/2012
	28,643		(2)	$3.41	2/12/2014
	25,000		(1)	$6.00	6/21/2010
	30,756		(1)	$7.38	12/14/2011
	2,750		(1)	$8.61	1/7/2012
		20,000	(1)	$10.08	1/31/2016
	30,311		(1)	$10.75	12/12/2010
	13,904		(1)	$17.00	9/29/2010
	66,096		(4)	$17.00	9/29/2010

Darren R. Jamison (6)	25,000		(1)	$2.34	12/6/2014
	12,500		(1)	$3.30	2/9/2014

(1)	These options vest as to 25% of the original number of shares on the first anniversary of the grant date and will vest as to an additional 25% of the original number of shares on each subsequent anniversary through the fourth anniversary of the grant date.
(2)	These options vest as to 50% of the original number of shares on the first anniversary of the grant date and will vest as to the remaining 50% of the original number of shares on the second anniversary of the grant date.
(3)	These options vested as follows: 50,000 at 10/01/01, 50,000 at 10/01/02, 50,000 at 10/01/03 and 150,000 at 10/01/04.
(4)	These options vested as follows: 8,699 at 10/01/01, 8,699 at 10/01/02, 8,698 at 10/01/03 and 40,000 at 10/01/04.
(5)	Mr. Glidden resigned on July 21, 2006. Mr. Glidden exercised 51,387 options within 90 days of his termination date. All of Mr. Glidden’s remaining 169,442 options were forfeited after the 90-day period.
(6)	Mr. Jamison resigned from the Company on December 15, 2006. Mr. Jamison exercised 37,500 options within 90 days of his termination date.
(7)	Represents the fair market value as of December 31, 2006 calculated using a per share price of $3.60, the market price of our common stock at December 31, 2006.
(8)	These shares of common stock will be awarded in the event it is possible to achieve certain financial targets prior to June 30, 2007 and 2008.

Option Exercises and Stock Vested at Fiscal Year-End

The table below presents certain information concerning the exercise of options and vesting of stock awards by each of our named executive officers during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Ambrose L. Schwallie	—	$—	28,280	$249,712
Walter W. Schroeder	50,000	514,500	—	—
Peter J. Tallian	—	—	—	—
John A. Glidden	51,387	43,070	—	—
Robert B. Nieszczezewski	—	—	—	—
Mark E. Murray	6,250	39,125	—	—
Darren R. Jamison	25,000	171,000	—	—

(1)	Represents the difference between the fair market value of the common stock at the exercise date and the exercise price at the grant date, multiplied by the number of shares acquired on exercise.
(2)	These shares were fully vested at the date of grant. Value realized represents the fair market value at the date of grant less the purchase price of the common stock.

Employee Benefit Plans

2003 Stock Incentive Plan

We adopted our 2003 Stock Incentive Plan in July 2003. Our 2003 Stock Incentive Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue

Code, non-statutory stock options, restricted stock awards and other stock-based awards. A total of 7,700,000 shares of common stock were initially authorized for issuance under the 2003 Stock Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted to any participant under the 2003 Stock Incentive Plan may not exceed 500,000 shares per calendar year. In connection with our acquisition of Northern in 2003, we also agreed that options previously issued under Northern’s 1998 Stock Option Plan, Proton’s 1996 Stock Option Plan and Proton’s 2000 Stock Incentive Plan, as well as options issued under the 2003 Stock Incentive Plan, would be exercisable to purchase shares authorized for issuance under the 2003 Stock Incentive Plan.

Our officers, employees, directors, consultants (including those of Northern and Proton) and advisors are eligible to receive awards under the 2003 Stock Incentive Plan. Under present law, however, incentive stock options may only be granted to our and our subsidiaries’ employees.

Incentive Stock Option and Non-statutory Stock Options.    Optionees receive the right to purchase a specified number of shares of common stock at a specified option price, subject to the terms and conditions of the option grant. We may grant options at an exercise price less than, equal to or greater than the fair market value of our common stock on the date of grant. Under present law, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code may not be granted at an exercise price less than the fair market value of the common stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the combined voting power of all classes of our stock or the stock of any of our subsidiaries. The 2003 Stock Incentive Plan permits our board of directors to determine how optionees may pay the exercise price of their options, including by cash or check, in a “cashless exercise” through a broker, or by surrender of shares of common stock, delivery of a promissory note or any combination of the permitted forms of payment.

Stock Appreciation Rights.    A stock appreciation right, or SAR, is an award entitling the holder, upon exercise, to receive an amount in common stock determined by reference to appreciation, from and after the date of grant, in the fair market value of a share of common stock. SARs may be granted independently or in tandem with an option.

Restricted Stock Awards.    Restricted stock awards entitle recipients to acquire shares of common stock, subject to our right to repurchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award.

Other Stock-Based Awards.    Under the 2003 Stock Incentive Plan, the board of directors has the right to grant other awards based upon the common stock having such terms and conditions as the board of directors may determine, including the grant of shares based upon certain conditions, the grant of awards that are valued in whole or in part by reference to, or otherwise based on, shares of common stock, and the grant of awards entitling recipients to receive shares of common stock to be delivered in the future.

Our board of directors administers the 2003 Stock Incentive Plan. The board of directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2003 Stock Incentive Plan and to interpret its provisions. It may delegate authority under the 2003 Stock Incentive Plan to one or more committees of the board of directors. The board of directors has authorized the compensation committee to administer the 2003 Stock Incentive Plan, including the granting of options to our executive officers. Subject to any applicable limitations contained in the 2003 Stock Incentive Plan, the board of directors or compensation committee, as the case may be, selects the recipients of awards and determines:

•	the number of shares of common stock covered by options and the dates upon which such options become exercisable;

•	the exercise price of options;

•	the duration of options; and

•

the number of shares of common stock subject to any restricted stock or other stock-based awards and the terms and conditions of such awards, including the conditions for repurchase, issue price and repurchase price.

In the event of a merger or other reorganization event, the board of directors must provide that all outstanding options or other stock-based awards under the 2003 Stock Incentive Plan be assumed or substituted for by the acquirer. If any of these events constitutes a change in control, and if within one year of the change in control, the optionee’s employment is terminated without cause or the optionee leaves for good reason, then the assumed or substituted or other stock-based awards will be immediately exercisable in full or free from restrictions, as the case may be. In the event of a liquidation or dissolution, all options will become immediately exercisable ten days prior to such event and will terminate upon the occurrence of such event.

No award may be granted under the 2003 Stock Incentive Plan after July 2013, but the vesting and effectiveness of awards granted before those dates may extend beyond those dates. Our board of directors may at any time amend, suspend or terminate the 2003 Stock Incentive Plan.

Options granted under the plan are not generally transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan must generally be exercised within three months of the optionee’s separation of service, or within twelve months after such optionee’s termination by death or disability, but in no event later than the expiration of the option’s ten-year term.

Director Compensation

The following table sets forth information regarding the compensation of our directors for the year ended December 31, 2006. Our named executive officers who also served as directors are not included in this table because they were not separately compensated for their services as directors.

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)		Total ($)
Richard S. Grant	$2,082	$873	(7)	$2,955
Paul F. Koeppe	26,000	155,431	(2)	181,431
Gerald B. Ostroski	24,000	176,218	(3)	200,218
James H. Ozanne	28,000	175,032	(4)	203,032
Robert W. Shaw Jr	36,000	204,833	(5)	240,833
Theodore Stern	20,000	138,198	(6)	158,198

	$136,082	$850,585		$986,667

(1)	This amount was computed in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R”). The amount represents the FAS 123(R) expense we recorded in 2006 related to all restricted stock or option grants for these named executive officers. For information regarding significant factors, assumptions and methodologies used in determining the FAS 123(R) expense, see Note 2 “Summary of Significant Accounting Policies – Stock-Based Compensation” of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Unlike the amount reflected in our financial statements, however, the amount in this column does not reflect any estimate of forfeitures related to service-based vesting. Instead, it assumes that the executive will perform the requisite services to vest in the award.
(2)	As of December 31, 2006, Mr. Koeppe held outstanding options to purchase an aggregate of 105,900 shares of our common stock.
(3)	As of December 31, 2006, Mr. Ostroski held outstanding options to purchase an aggregate of 168,400 shares of our common stock.
(4)	As of December 31, 2006, Mr. Ozanne held outstanding options to purchase an aggregate of 100,921 shares of our common stock.
(5)	As of December 31, 2006, Dr. Shaw held outstanding options to purchase an aggregate of 249,900 shares of our common stock.
(6)	As of December 31, 2006, Mr. Stern held outstanding options to purchase an aggregate of 58,267 shares of our common stock.
(7)	As of December 31, 2006, Mr. Grant held outstanding options to purchase an aggregate of 20,000 shares of our common stock.

Compensation Committee Interlocks and Insider Participation

During 2006, the members of the compensation committee were Messrs. Grant, Koeppe (Chair), Ostroski and Ozanne and Dr. Shaw, none of whom was a current or former officer or employee and none of whom had any related person transaction involving the company.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and discussion, the compensation committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

By the compensation committee of the board of directors of Distributed Energy:

Paul F. Koeppe (chair)

Richard S. Grant

Gerald B. Ostroski

James H. Ozanne

Robert W. Shaw Jr.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 25, 2007 by (i) each person who has reported to the Securities and Exchange Commission beneficial ownership of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our chief executive officers, our chief financial officers and our three other most highly compensated executive officers who were serving as executive officers during 2006 (the “Named Executive Officers”), and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

Except as set forth herein, the business address of the named beneficial owner is c/o Distributed Energy Systems Corp., 10 Technology Drive, Wallingford, CT 06492.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class (%) (2)
Black Rock Inc. (3) 40 East 52nd Street, New York, NY 10022	2,752,177	6.92%
Ambrose L. Schwallie (4)	319,841	*
Walter W. Schroeder (5)	1,096,781	2.76%
Peter J. Tallian	—	*
John A. Glidden	15,361	*
Robert B. Nieszczezewski (6)	39,577	*
Mark E. Murray (7)	51,250	*
Darren R. Jamison	26,163	*
Robert J. Friedland (8)	540,624	1.36%
Robert W. Shaw, Jr. (9)	849,854	2.14%
Gerald B. Ostroski (10)	204,556	*
James H. Ozanne (11)	138,948	*
Paul F. Koeppe (12)	162,066	*
Theodore Stern (13)	76,219	*
Richard S. Grant (14)	14,813	*
Bernard H. Cherry (15)	16,919	*

All executive officers and directors as a group (14 individuals) (16)	3,552,972	8.94%

*	Less than 1%.
(1)	The number of shares beneficially owned by each director, executive officer and stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 25, 2007 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.
(2)	Based upon 39,758,179 shares of common stock outstanding as of April 25, 2007.
(3)	Black Rock Inc. is an investment advisor in accordance with SEC rule 13d – 1(b) (ii) (E) and a parent Holding Company in accordance with SEC rule 13d- 1(b) (ii) (F). This information is derived solely from a Schedule 13G filed by Black Rock Inc. with the United States Securities and Exchange Commission on February 14, 2007.
(4)	Includes 125,000 shares subject to options exercisable within 60 days after April 25, 2007.

(5)	Includes 774,180 shares subject to options exercisable within 60 days after April 25, 2007.
(6)	Includes 36,556 shares subject to options exercisable within 60 days after April 25, 2007.
(7)	Includes 45,000 shares subject to options exercisable within 60 days after April 25, 2007.
(8)	Includes 264,312 shares subject to options exercisable within 60 days after April 25, 2007.
(9)	Includes 262,500 shares subject to options exercisable within 60 days after April 25, 2007 and 76,316 shares held of record by Micro-Generation Technology Fund, LLC. Dr. Shaw is president of Arete Corporation, which is the manager of Micro-Generation Technology Fund, LLC. Dr. Shaw disclaims beneficial ownership of the shares held by Micro-Generation Technology Fund, LLC. Also includes 15,786 shares held of record by family members of Dr. Shaw.
(10)	Includes 177,800 shares subject to options held by Mr. Ostroski which are exercisable within 60 days after April 25, 2007. Includes 14,500 shares of common stock held of record by a trust of which Mr. Ostroski and his wife are trustees.
(11)	Includes 113,521 shares subject to options exercisable within 60 days after April 25, 2007. Includes 10,000 shares held of record by Greenrange Partners, LLC. Mr. Ozanne is a general partner of Greenrange Partners, LLC.
(12)	Includes 114,000 shares subject to options exercisable within 60 days after April 25, 2007.
(13)	Includes 65,167 shares subject to options exercisable within 60 days after April 25, 2007. Includes 3,339 shares of common stock held of record by Bomoseen Associates, L.P. Mr. Stern is a general partner of Bomoseen Associates, L.P.
(14)	Includes 7,100 shares subject to options exercisable within 60 days after April 25, 2007.
(15)	Includes 5,900 shares subject to options exercisable within 60 days after April 25, 2007.
(16)	See notes 4 through 14 above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of the Company’s common stock that may be issued under equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	$0.00	279,030
1996, 1998, 2000 and 2003 Stock Option Plans	3,467,706	$6.61	1,278,610
Equity Compensation Plans Not Approved by Shareholders(1)	500,000	$8.84	—

(1)	Number of shares represents shares to be issued upon exercise of stock options granted in 2006 without stockholder approval as an inducement grant in accordance with NASDAQ rules related to the hiring of Mr. Schwallie as our chief executive officer.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions

Information about transactions involving related persons is assessed by the independent directors of our board of directors. Related persons include our board of directors and executive officers, as well as immediate family members of directors and officers. If the determination is made that a related person has a material interest in any company transaction, then our independent directors would review, approve or ratify it, and the transaction would be required to be disclosed in accordance with the SEC rules. If the related person at issue is a director of our company, or a family member of a director, then that director would not participate in those discussions.

Contemporaneously with his employment by the Company, Mr. Schwallie purchased 56,561 shares of Company common stock from the Company in a private placement at a purchase price of $8.84 per share.

The Company has entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements require the Company to indemnify such directors and executive officers to the fullest extent permitted by Delaware law.

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has determined that none of Messrs. Koeppe, Ostroski, Cherry, Grant, Ozanne, Stern or Dr. Shaw has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

In determining the independence of the directors listed above, our Board considered each of the transactions discussed in the Certain Transactions and Compensation of Directors sections.

ITEM 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2006, PricewaterhouseCoopers LLP was employed principally to perform the annual audit and to render audit-related and tax services. Pursuant to the audit committee charter, all PricewaterhouseCoopers LLP services must be pre-approved by the audit committee. Fees paid to PricewaterhouseCoopers LLP for each of the last two fiscal years are listed in the following table. For fiscal 2006 and 2005, audit fees include an estimate of amounts not billed as of the respective year-ends.

	2006	2005
Audit fees (1)	$664,865	$465,404
Audit-related fees (2)	13,000	3,015
Tax fees (3)	29,000	28,500
All other fees	1,515	—

Total	$708,380	$496,919

(1)	These fees are for the audit of our financial statements, the audit of our internal control over financial reporting, quarterly reviews, and accounting consultations related to the audited financial statements, which occurred in 2006 and 2005, respectively. The 2006 amount includes approximately $124,000 of fees associated with the Company’s equity distribution agreement.
(2)	The 2006 fees relate to the modification of Walter W. Schroeder’s option agreements.

(3)	All of these fees are for tax return preparation and review, as well as tax related consultations with respect to the preparation of tax returns.

The audit committee has adopted procedures for pre-approving all audit and non-audit services provided by the Company’s registered public accounting firm. These procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time the budget is submitted. In addition, the audit committee has established a policy that the fees paid for non-audit services are less than the fees paid for audit services. Audit committee approval is required to exceed the budget amount for a particular category of non-audit services and to engage the Company’s registered public accounting firm for any non-audit services not included in the budget. For both types of pre-approval, the audit committee considers whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee also considers whether the Company’s registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality. The audit committee may delegate pre-approval authority to one or more members of the audit committee. The audit committee periodically monitors the services rendered and actual fees paid to the Company’s registered public accounting firm to ensure that such services are within the parameters approved by the audit committee.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit	Description

3.1(a)	Third Amended and Restated Certificate of Incorporation of the Registrant

3.2(a)	Amended and Restated By-Laws of the Registrant

4.1(a)	Specimen common stock certificate

4.2(a)	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant

10.1(b)	2003 Stock Incentive Plan

10.2(c)	2003 Employee Stock Purchase Plan

10.3(a)	Lease Agreement, dated March 28, 2003, between Northern Power Systems, Inc. and the Central Vermont Economic Development Corporation.

10.4(a)	Construction Loan Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.5(a)	Construction Mortgage Note dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank

10.6(a)	Open-End Construction Mortgage Deed and Security Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company, wholly owned by us of the Registrant, and Webster Bank

10.7(a)	Guaranty Agreement dated as of December 7, 2001 between the Registrant and Webster Bank.

10.8(d)	Agreement and Plan of Merger, dated as of May 22, 2003, as amended, by and among the registrant, Proton Energy Systems, Inc., Northern Power Systems, Inc., PES-1 Merger Sub, Inc., and PES-2 Merger Sub, Inc.

10.9(e)	Escrow Agreement, dated December 10, 2003, by and among the Registrant, Paul F. Koeppe, Philip Deutch, and Webster Bank

10.10(f)	Nonstatutory Stock Option Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.11(g)	Restricted Stock Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.12(h)	Restricted Stock Agreement between the Company and Ambrose L. Schwallie dated January 16, 2006

10.13(i)	Agreement between the Company and Walter W. Schroeder dated January 27, 2006

10.14(j)	Form of Incentive Stock Option Agreement under the Company’s 2003 Stock Incentive Plan

10.15(k)	Form of Nonstatutory Stock Option Agreement under the Company’s 2003 Stock Incentive Plan

10.16(l)	Letter Agreement with Peter J. Tallian dated October 17, 2006

21.1(l)	Subsidiaries of the Registrant

23.1(l)	Consent of PricewaterhouseCoopers LLP

31.1(l)	Certification pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(l)	Certification pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(l)	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a):	Incorporated herein by reference to the identically numbered exhibit of the Company’s registration statement on Form S-4, SEC File No. 333-108515.
(b):	Incorporated herein by reference to exhibit 10.1 of the company’s report on For 8-K filed June 20, 2005.
(c):	Incorporated herein by reference to exhibit 10.2 of the Company’s report in For 8-K filed June 20, 2005.
(d):	Incorporated herein by reference to exhibit 2.1 of the Company’s registration statement on Form S-4, SEC File No. 333-108515.
(e):	Incorporated herein by reference to exhibit 10.10 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.
(f):	Incorporated herein by reference to exhibit 99.2 of the Company’s report on Form 8-K filed January 20, 2006.
(g):	Incorporated herein by reference to exhibit 99.3 of the Company’s report on Form 8-K filed January 20, 2006.
(h):	Incorporated herein by reference to exhibit 99.4 of the Company’s report on Form 8-K filed January 20, 2006.
(i):	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed February 2, 2006.

(j):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed January 14, 2005.
(k):	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed January 14, 2005.
(l):	Previously filed with the Company’s Annual Report on Form 10-K on March 13, 2007.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTED ENERGY SYSTEMS CORP.

/S/    AMBROSE L. SCHWALLIE

Ambrose L. Schwallie,

Chief Executive Officer