Form 10-Q
period 2007-03-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2007-05-10
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 4, 2007 was 39,772,882.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,957,538	$4,911,704
Marketable securities (Note 4)	7,367,938	13,256,116
Current portion of restricted cash	971,333	794,705
Accounts receivable, less allowances of $701,695 and $688,778, respectively	7,693,257	7,857,484
Costs in excess of billings on contracts in progress (Note 5)	4,656,497	4,102,573
Inventories, net (Note 5)	5,884,216	4,784,439
Deferred costs	199,046	810,508
Interest receivable	122,875	100,798
Other current assets	806,727	1,060,931

Total current assets	29,659,427	37,679,258

Fixed assets, net	21,123,014	22,740,210
Long-term portion of restricted cash	6,133,474	6,229,176
Intangible assets, net	2,844,127	3,012,321
Other assets, net	186,344	228,657

Total assets	$59,946,386	$69,889,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,319,575	$1,379,460
Current portion of capital lease	211,436	208,556
Accounts payable	5,911,583	6,099,536
Accrued expenses (Notes 6 and 12)	2,285,927	2,035,599
Accrued compensation	1,707,008	2,122,068
Accrued taxes (Note 12)	263,979	348,050
Billings in excess of costs on contracts in progress (Note 5)	991,247	1,723,988
Deferred revenue	335,154	836,607
Customer advances	165,396	60,344

Total current liabilities	13,191,305	14,814,208

Long term liabilities:
Deferred revenue	168,076	168,076
Long-term debt	5,425,484	5,540,411
Long-term portion of capital lease	2,575,389	2,626,461

Total liabilities	21,360,254	23,149,156

Commitments and contingencies (Note 12)
Stockholders’ equity (Note 10):
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 39,756,952 and 39,442,180 shares issued and outstanding, respectively	397,569	394,421
Additional paid-in capital	242,092,855	235,624,657
Accumulated other comprehensive loss (Note 2)	(5,355)	(9,115)
Accumulated deficit	(203,898,937)	(189,269,497)

Total stockholders’ equity	38,586,132	46,740,466

Total liabilities and stockholders’ equity	$59,946,386	$69,889,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Contract	$6,252,537	$5,226,288
Product	646,825	1,115,307
Service	1,524,272	1,295,476

Total revenue	8,423,634	7,637,071
Cost of revenue
Contract	6,476,474	4,856,685
Product	520,604	1,162,884
Service	1,793,210	1,173,788

Total cost of revenue	8,790,288	7,193,357

Gross margin	(366,654)	443,714

Operating expenses:
Research and development:
Depreciation and amortization	102,489	130,471
Other research and development (includes stock based compensation in the amount of $24,081 and $57,340 respectively)	662,846	552,189
Restructuring costs	562,375	—
Selling, general and administrative:
Depreciation and amortization	1,576,765	361,119
Other selling, general and administrative (includes stock based compensation in the amounts of $388,868 and $2,256,370, respectively)	11,497,980	7,014,128

Total operating expenses	14,402,455	8,057,907

Loss from operations	(14,769,109)	(7,614,193)
Interest income	250,442	348,930
Interest expense	(175,288)	(152,313)
Other income	64,515	71,952

Net loss	$(14,629,440)	$(7,345,624)

Basic and diluted net loss per share	$(0.37)	$(0.20)

Shares used in computing basic and diluted net loss per share	39,611,254	37,509,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,629,440)	$(7,345,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,873,070	595,957
Provision for bad debts	61,049	50,265
Amortization (accretion) of premiums/discounts on marketable securities	(45,314)	(103,723)
Non-cash stock-based expense	418,054	2,373,892
Expense for warrants issued	5,841,471	—
Loss from sale of marketable securities	2,175	13,688
(Gain)/loss on disposal of assets	21,294	(37,063)
Changes in operating assets and liabilities:
Accounts receivable	103,178	751,672
Inventories and deferred costs	(488,315)	(1,654,068)
Costs in excess of billings	(553,924)	(716,527)
Other current and non-current assets	267,684	(268,107)
Accounts payable and accrued expenses	(352,685)	(1,460,500)
Accrued taxes payable	(84,071)	(130,188)
Billings in excess of costs	(732,741)	(305,288)
Deferred revenue and contract advances	(396,401)	650,733

Net cash used in operating activities	(8,694,916)	(7,584,881)

Cash flows from investing activities:
Purchases of fixed assets	(102,218)	(354,966)
Proceeds from the sale of fixed assets	—	115,000
Purchases of marketable securities	—	(21,880,768)
Proceeds from maturities and sales of marketable securities	5,935,077	16,187,944
Restricted cash	(80,926)	—

Net cash provided by (used in) investing activities	5,751,933	(5,932,790)

Cash flows from financing activities:
Borrowings from long-term debt	—	40,453
Debt principal payments	(223,004)	(175,943)
Proceeds from sale of common stock, net	44,657	566,753
Proceeds from exercise of stock options	167,164	165,265
Proceeds from exercise of warrants	—	201,484

Net cash (used in) provided by financing activities	(11,183)	798,012

Net decrease in cash	(2,954,166)	(12,719,659)
Cash and cash equivalents at beginning of year	4,911,704	20,600,791

Cash and cash equivalents at end of period	$1,957,538	$7,881,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    FORMATION AND OPERATIONS OF THE COMPANY

Distributed Energy Systems Corp. (the “Company”, “we” or “Distributed Energy”) was incorporated in Delaware on May 19, 2003 to create and deliver products and solutions to the new energy marketplace, giving users greater control over their energy cost, quality, and reliability. Distributed Energy System brings together two established businesses: Proton Energy Systems, Inc. (“Proton”) and Northern Power Systems, Inc. (“Northern”). Together, as subsidiaries of Distributed Energy System, Proton and Northern offer an array of practical energy technologies, including Proton’s advanced hydrogen generation products and Northern’s renewable and fossil-fuel power systems.

On January 31, 2007, we announced that we are combining our Northern Power and Proton Energy Systems businesses under Distributed Energy Systems. This change is aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. The former separate businesses of Proton and Northern will be combined in the areas of Power Generation, Hydrogen Generation, and Technology Generation.

The Company incurred significant operating losses and negative cash flow from operating activities in each of the last three years and during the quarter ended March 31, 2007. Such circumstances raise substantial doubt about our ability to continue as going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, to reduce our operating losses and operate profitably, to generate cash flow from operations, as well as our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements.

We do not believe that our cash, cash equivalents and marketable securities on hand as of March 31, 2007, together with our currently forecasted revenues and existing backlog, will be sufficient to fund operations beyond the second quarter of 2007. Please see the discussion in footnote 14 under the caption “Subsequent Events” for more information.

Even if additional funding is obtained, our ability to continue our operations in the longer term will be subject to a number of factors that pose additional risk and uncertainty, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses

2.    BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions.

The condensed consolidated financial statements as of March 31, 2007 and for the three-months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2007.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive loss resulting from our investment activities:

	Three Months Ended March 31
	2007	2006
Net loss	$(14,629,440)	$(7,345,624)
Reclassification adjustments for loss from the sale of marketable securities included in net loss	2,175	13,688
Unrealized gain on marketable securities arising in the period	1,585	8,925

Total comprehensive loss	$(14,625,680)	$(7,323,011)

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

For the quarter ended March 31, 2007, sales to five customers accounted for approximately 53% of total revenues. For the quarter ended March 31, 2006, sales to five customers accounted for approximately 35% of total revenues.

At March 31, 2007 and December 31, 2006, accounts receivable from government-sponsored agencies accounted for approximately 9% and 8% of total Company accounts receivable, respectively. At March 31, 2007 and December 31, 2006, accounts receivable from international customers accounted for approximately 34% and 35% of total Company accounts receivable, respectively. At March 31, 2007 and December 31, 2006 accounts receivable from our five largest customers, accounted for approximately 49% and 39% of total accounts receivables, respectively.

3.    RECENT ACCOUNTING GUIDANCE

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company believes it has no uncertain tax positions and accordingly, did not record any charges.

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The tax years 2003-2005 remain subject to examination.

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

In February 2007, FASB issued SFAS No, 159, “The Fair Value Option for Financial Assets and Financial Liabilities  – including an amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement.

4.    MARKETABLE SECURITIES

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2007 and December 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities held by a major banking institution. The maturities of marketable securities of $7,367,938 and $13,256,116 at March 31, 2007 and December 31, 2006, respectively, are less than one year.

Securities are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders’ equity. The unrealized loss from marketable securities was $5,355 and $9,115 at March 31, 2007 and December 31, 2006, respectively. Proceeds from the sale of one security for the quarter ended March 31, 2007 totaled $2,639,742. The cost was determined using the specific identification method and the resulting realized loss was $2,175.

As of March 31, 2007, none of the Company’s investments were determined to be other than temporarily impaired.

5.    INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the average cost method.

	March 31, 2007	December 31, 2006
Raw materials	$3,381,540	$3,732,561
Work in process	2,133,667	923,435
Finished goods	369,009	128,443

	$5,884,216	$4,784,439

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $512,428 and $493,951 at March 31, 2007 and December 31, 2006, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	March 31, 2007	December 31, 2006
Costs incurred and estimated earnings on contracts in progress	$29,187,325	$20,969,341
Less: billings to date	25,522,075	18,590,756

Costs and earnings in excess of (less than) billings, net	$3,665,250	$2,378,585

	March 31, 2007	December 31, 2006
Costs in excess of billings on contracts in progress	$4,656,497	$4,102,573
Billings in excess of costs on contracts in progress	(991,247)	(1,723,988)

Costs and earnings in excess of (less than) billings, net	$3,665,250	$2,378,585

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Accrued warranty	$824,365	$813,445
Accrued purchases	576,593	455,099
Other accruals	884,969	767,055

	$2,285,927	$2,035,599

7.    LOSS PER SHARE

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 944,871 and 3,361,414 common stock options outstanding for the three months ended March 31, 2007 and 2006, respectively, nor the assumed exercise of 3,868,524 and 673,297 common stock warrants outstanding for the three months ended March 31, 2007 and 2006, respectively, since the effect would be antidilutive for the reporting periods.

8.    STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. As a result, for the three months ended March 31, 2007 and 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three months ended March 31, 2007 and 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	Three Months Ended March 31,
	2007	2006
Selling, General and Administrative	$388,868	$2,256,370
Research and Development	24,081	57,340
Cost of revenue	5,105	60,182

Total non-cash stock compensation	$418,054	$2,373,892

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $0.01 per share. The fair market value of these shares at the time of grant was $8.84 and vested one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $0.01 per share. The fair market value of these shares at the date of grant was $8.84 and vested immediately. Additionally, in connection with the commencement of Mr. Schwallie’s employment, the Company granted Mr. Schwallie an option to purchase 500,000 shares of common stock at an exercise price of $8.84 per share. The option vests as to 25% of the original number of shares on the first anniversary of the grant date and 25% of the original number of shares at the end of each successive year following the first anniversary of the grant date until the fourth anniversary of the grant date. The option agreement also contained a termination of relationship clause resulting in accelerated vesting during the first year of employment. As a result of these restricted stock and stock option awards the Company recorded non-cash stock based compensation charges of approximately $147,000 and $1,370,000 for the three months ended March 31, 2007 and 2006, respectively.

Mr. Schwallie also has the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The shares subject to this agreement vest immediately upon the achievement of these performance goals. The Company determined that as of March 31, 2007 it was not probable that these restricted shares would be issued and therefore no compensation cost has yet been recognized. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, these restricted shares would be granted to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

Director Compensation

In January 2007, the Company granted a total of 75,040 shares of restricted common stock to its non-employee directors at a price of $3.63 per share, all shares vesting monthly over a one-year period. The non-cash stock compensation cost of approximately $66,000 associated with this restricted common stock for the three months ended March 31, 2007 is reflected in selling, general and administrative expenses.

9.    RESTRUCTURING AND RELATED COSTS

In January 2007, the Company announced that it was combining the Northern and Proton Systems businesses under Distributed Energy Systems. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. The Company also announced plans to exit the Waitsfield, Vermont facility and consolidate all of the Northern operations in the Barre, Vermont facility resulting in the elimination of about 60 jobs, or 20% of the workforce.

As a result, during the three months ended March 31, 2007, the Company recorded severance charges of approximately $562,000. These costs are accounted for under FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and were included as a charge to the results of operations for the three months ended March 31, 2007. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations. Severance payments will continue to be made through the second quarter of 2007.

The following table summarizes the severance provision, the severance amount paid and remaining severance costs for the 2007 restructuring costs by segment:

	Northern	Proton	Other	Total
Provision	$448,662	$50,061	$63,652	$562,375
Amounts paid	(311,935)	(18,153)	(4,896)	(334,984)

Balance at March 31, 2007	$136,727	$31,908	$58,756	$227,391

As a result of its decision to exit the Waitsfield facility and consolidate its Northern operations in Barre Vermont by June 30, 2007, the Company revised the estimated useful life and estimated residual value of the Waitsfield facility which will accelerate depreciation charges. Therefore, the Company recorded additional depreciation expense of approximately $1.2 million during the quarter ended March 31, 2007, included in selling, general and administrative expenses, and expects to record additional depreciation expense of approximately $1.2 million during the quarter ended June 30, 2007 related to this facility such that the facility will be reduced to its estimated net realizable value at June 30, 2007.

10.    STOCKHOLDER’S EQUITY

Changes in stockholder’s equity for the three months ended March 31, 2007 were as follows (in thousands):

Balance at December 31, 2006	$46,740
Net loss	(14,629)
Issuance of common stock from exercise of stock options and warrants	167
Issuance of common stock from ESPP program exercises	45
Issuance of warrants	5,841
Stock based compensation	418
Change in unrealized loss on marketable securities	4

Balance at March 31, 2007	$38,586

11.    JOINT VENTURE

On March 7, 2007, the Company entered into a Joint Venture Agreement with Morgan Stanley Wind LLC (“MSW”), a subsidiary of Morgan Stanley. This agreement establishes a framework for the Company and Morgan Stanley to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies. The agreement provides MSW the exclusive right, but not the obligation to provide financing for projects. No projects subject to the terms of the joint venture agreement have been entered into. In connection with the execution of the Joint Venture Agreement and as an inducement for Morgan Stanley to enter into the agreement, the Company issued to Morgan Stanley on March 7, 2007 a Common Stock Purchase Warrant entitling Morgan Stanley to purchase up to 10% of the Company’s common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. The warrant may only be exercised in cash.

The warrant is immediately vested as to 8% of the Company’s common stock outstanding from time to time, at a purchase price equal to the lower of $2.25 per share or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. This 8% tranche of the warrant is exercisable until the second anniversary of the grant date, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least $2.25.

The warrant will vest in four subsequent tranches, each as to 0.5% of our common stock outstanding from time to time, at such time as MSW has funded (1) $21.25 million, (2) $42.5 million, (3) $63.75 million and (4) $85 million in the aggregate to projects developed under the Joint Venture Agreement or we have entered into engineering, procurement and construction (“EPC”) or operation and maintenance (“O&M”) contracts with projects sourced by MSW with aggregate values equal to those thresholds. Each of these subsequent tranches will have a purchase price equal to the lower of 80% of the fair market value of our common stock on the vesting date or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. Each subsequent tranche will be exercisable until the second anniversary of the vesting date of that tranche, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least equal to the fair market value on the vesting date.

The Company estimated the fair value of the warrants issued under this arrangement using a binomial lattice model. The fair value of the first tranche warrants at March 7, 2007 was determined to be $1.51 per share. As a result the company recorded a non-cash charge of $5,841,471 associated with 3,868,524 warrants issued under this first tranche. The fair value of warrants that become available in the four subsequent tranches will be recorded when each respective funding level is achieved.

12.    COMMITMENTS AND CONTINGENCIES

Contracts

The Company has agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, the Company was notified that the manufacturer of these engines, STM Power, Inc., (“STM”) had ceased operations.

The Company has informed the two customers that, due to STM’s cessation of operations, it is likely that it would be unable to complete and maintain these power systems as planned. The Company has reviewed the situation with one of these customers and believes that it can provide an alternative solution. The cost of this solution has been recorded as additional cost of contract revenues for the three months ended March 31, 2007. The Company is also reviewing alternative solutions for the second customer that was to utilize the Stirling engine technology. Due to the unique and complex requirements of this customer the Company is not presently able to reasonably estimate the potential loss it may incur, if any, on this contract, and accordingly no related costs have been accrued for in the accompanying condensed consolidated financial statements. Should an adverse resolution related to this contract occur, the Company could incur a loss of up to $1.7 million, the full value of the contract. In addition, the costs to the Company of defending any potential litigation or other proceedings, even if resolved in its favor, could be substantial.

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

CCEF Advance Balance
December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

December 31, 2006	$—

Advances	162,140
Milestone achieved	(162,140)

March 31, 2007	$—

Warranty

The changes in the carrying amount of warranties for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Balance as of December 31:	$813,445	$417,694
Warranties issued in period	175,281	107,190
Adjustments to provision	(36,590)	79,058
Warranty claims	(127,771)	(181,504)

Balance as of March 31:	$824,365	$422,438

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the

“Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire October 15, 2010; whereby the Company could be required to pay back a portion of the sales tax relief received. The employment threshold clause was subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Agreement, plus a 7.5% penalty). Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. This $419,250 is included within restricted cash as part of long-term assets. The Company did not meet the employment threshold recapture clause by the compliance date of December 31, 2006 and as such accrued $152,000 for possible tax repayments and penalties. At this time all the other conditions that would require payment are remote and the Company has not accrued any additional liability.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $264,000 and $348,000 for certain state income and sales tax contingencies for which there may be exposure at March 31, 2007 and December 31, 2006, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

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

It is possible that as a result of the changes in the Company described in Note 1, we may change our segments. Currently, our CEO still receives and uses information about the two segments below, as well as additional information.

Financial information as of and for the quarters ended March 31, 2007 and 2006, (in thousands) is summarized below.

	Three Months Ended March 31,
	2007	2006
Revenues:
Proton	$2,031	$1,892
Northern	6,393	5,745

Consolidated	$8,424	$7,637

Included within Northern’s revenues for the quarters ended March 31, 2007 and 2006 are sales to one international customer totaling approximately 7% and 12% of consolidated revenues, respectively. The Company believes it has no risk of foreign dependence.

	Three Months Ended March 31,
	2007	2006
Loss from operations:
Proton	$(1,413)	$(1,856)
Northern	(5,513)	(2,584)
Eliminations and other	(7,843)	(3,174)

Consolidated	$(14,769)	$(7,614)

	Three Months Ended March 31,
	2007	2006
Net loss:
Proton	$(1,410)	$(1,840)
Northern	(5,576)	(2,604)
Eliminations and other	(7,643)	(2,902)

Consolidated	$(14,629)	$(7,346)

	March 31, 2007	December 31, 2006
Total assets:
Proton	$71,986	$25,380
Northern	24,038	73,488
Eliminations and other	(36,078)	(28,978)

Consolidated	$59,946	$69,890

All assets of the Company are located in the United States.

14.    SUBSEQUENT EVENTS

On May 10, 2007, we entered into a securities purchase agreement with Perseus L.L.C., or Perseus. Under this agreement, Perseus has agreed to lend us $12.5 million. This loan would bear interest at 12.5% per annum, compounded quarterly, and would be due in full nine months from the initial funding. The loan would be secured by a security interest on all of our assets and those of our subsidiaries. In consideration for the loan, we will grant to Perseus a five-year warrant to purchase up to 10 million shares of our common stock, representing 24.99% of the shares currently outstanding, with an exercise price of $0.80 per share. If the loan is closed, Perseus will be entitled to have an observer at board meetings. Perseus will also have the right to approve specified significant actions by our company. We have undertaken in this agreement to use commercially reasonable efforts to sell our Proton subsidiary, and we expect we would engage an investment bank to assist us in that process shortly after the initial closing. We also granted to Perseus a right of first refusal to fund any future financing transactions we might pursue. In addition, we have agreed to register for resale all the shares issuable to Perseus. Closing of this loan is expected to occur as soon as practical, after the execution of the agreement but is subject to closing conditions including the condition that our business will not have experienced a material adverse change since the signing of the securities purchase agreement. We cannot assure you that the conditions will be satisfied and the closing will occur.

In addition, the securities purchase agreement provides that Perseus will subsequently make an additional loan of $15.0 million with a term of 18 months from the funding of the initial loan, the proceeds of which would be used in part to repay the initial $12.5 million loan. This loan would be evidenced by a senior secured note convertible at Perseus’ election into shares of our common stock at a price equal to the lower of $1.20 or 75% of the per share market price of our common stock at the time the loan is made. We would also be obligated to issue warrants to Perseus in connection with this second loan to purchase up to 33 million shares of our common stock at prices ranging from $1.00 to $3.00 per share. In addition, Perseus would be entitled to representation on our board of directors equal to at least their percentage ownership in our company. This second loan is subject to the condition that the stockholders of our company have approved the transaction as required by the rules of the NASDAQ Stock Market. It is also subject to closing conditions, including the condition that our business will not have experienced a material adverse change since the initial funding. If the stockholders do not approve this second loan, or if the other closing conditions are not satisfied, then we would be required to repay the initial $12.5 million loan on the nine-month due date anniversary using other funds.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006, and below in this Form 10-Q under the “Risk Factors” and “Legal Proceedings” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed over approximately 900 hydrogen generators in more than 40 countries over more than five years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

Update on our Financial Condition; Perseus Investment

Since December 31, 2006, our financial condition has deteriorated significantly. As of March 31, 2007, we had $9.3 million of cash, cash equivalents and marketable securities. This reflects a decrease of $8.8 million from the balance of cash, cash equivalents and marketable securities as of December 31, 2006. Our accounts receivable also declined slightly from $7.9 million at December 31, 2006 to $7.7 million at March 31, 2007. During the quarter ended March 31, 2007, we used $8.7 million of cash in operating activities. Our current liabilities declined slightly from $14.8 million at December 31, 2006 to $13.2 million at March 31, 2007, but this was more than offset by the decline in our current assets.

We do not believe that our cash, cash equivalents and marketable securities on hand as of March 31, 2007, together with our currently forecasted revenues and existing backlog, will be sufficient to fund operations beyond the second quarter of 2007. We had anticipated that our previously announced revenue initiatives would improve sales and margins, but our sales and gross margins in the quarter ended March 31, 2007 were below our expectations and we believe sales will continue to suffer unless our financial condition improves meaningfully. Our previously announced joint venture with Morgan Stanley Wind LLC has not generated significant new business to date. Accordingly, we will be required to raise additional funds and significantly cut our costs in the very near term if our business is to survive. If we are not successful in these efforts, we may be required to liquidate our company or to seek protection from creditors in a bankruptcy proceeding. It is also possible that one or more of our existing lenders might accelerate amounts we owe to them under our debt agreements, even though those debts are currently fully collateralized.

On May 10, 2007, we entered into a securities purchase agreement with an investment fund managed by Perseus L.L.C., or Perseus. Under this agreement, Perseus has agreed to lend us $12.5 million. This loan would bear interest at 12.5% per annum, compounded quarterly, and would be due in full nine months from the initial funding. The loan would be secured by a security interest in all of our assets and those of our subsidiaries and would be guaranteed by each of our subsidiaries. In connection with this loan, we will grant to Perseus a five-year warrant to purchase up to 10 million shares of our common stock, representing 24.99% of the shares currently outstanding, at an exercise price of $0.80 per share. If the loan is closed, Perseus will be entitled to have an observer at board meetings. Perseus will also have the right to approve specified significant actions by our company. We have undertaken in this agreement to use commercially reasonable efforts to sell our Proton subsidiary, and we expect we would engage an investment bank to assist us in that process shortly after the initial closing. We also granted to Perseus a right of first refusal to fund any future financing transactions we might pursue. In addition, we have agreed to register for resale all the shares issuable to Perseus. Closing of this loan is expected to occur as soon as practical after the execution of the agreement, but is subject to closing conditions including the condition that our business will not have experienced a material adverse change since the signing of the securities purchase agreement. We cannot assure you that the conditions will be satisfied and the closing will occur.

In addition, the securities purchase agreement provides that Perseus will subsequently make a second loan of $15.0 million with a term of 18 months from the funding of the initial loan, the proceeds of which would be used in part to repay the initial $12.5 million loan. This loan would be evidenced by a senior secured note convertible at Perseus’ election into shares of our common stock at a price equal to the lower of $1.20 per share or 75% of the per share market price of our common stock at the time the loan is made. We would also be obligated to issue warrants to Perseus in connection with this second loan to purchase up to 33 million shares of our common stock at prices ranging from $1.00 to $3.00 per share. In addition, Perseus would be entitled to representation on our board of directors equal to at least their percentage ownership in our company. This second loan is subject to the condition that the stockholders of our company have approved the transaction as required by the rules of the NASDAQ Stock Market. It is also subject to closing conditions, including the condition that our business not have experienced a material adverse change since the initial funding. If the stockholders do not approve this second loan, or if the other closing conditions are not satisfied, then we would be required to repay the initial $12.5 million loan on the nine-month due date anniversary using other funds.

In January 2007, we announced a 60 person (approximately 20%) reduction of our workforce and we will undertake additional workforce reductions in the near future as necessary. We also announced a plan to exit our Waitsfield, Vermont facility and combine our Vermont operations into our Barre, Vermont facility.

If the initial Perseus loan is not funded, we will need to undertake additional, more significant cost-saving initiatives in the very near term, likely including a further reduction of our workforce. We have also engaged a commercial real estate broker to identify parties that would be interested in purchasing our Connecticut facility and leasing it back to us. We have received multiple proposals and are evaluating the merits of each, but there can be no assurance that we will complete a sale-leaseback transaction, particularly if our financial condition does not improve and we are not perceived as a creditworthy tenant. We are also exploring sales of other significant assets of our business, potentially including all or a portion of the assets of our Northern or Proton subsidiaries.

If the initial Perseus loan is not funded we will need to raise additional financing from some other source in the very short term. We have been pursuing various sources of equity and debt funding over the last six months, but to date we have not been successful in locating a party other than Perseus willing to provide financing on acceptable terms and conditions. If the Perseus transaction is not closed, we intend to continue aggressively to seek additional financing, but we may continue to experience difficulty in locating interested parties and there can be no assurance that we will be successful in this effort. If we were successful in raising additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders would be diluted, probably significantly, and the terms might include liquidation or other preferences that would adversely affect their rights as common stockholders. Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt or making capital expenditures, would likely be secured by all of the assets of our company and of our Northern and Proton subsidiaries and would likely include very strict default terms.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in our Annual report on Form 10-K for the fiscal year ended December 31, 2006. Our audit committee has discussed our critical accounting policies with management and our independent registered public accounting firm.

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

Revenue Recognition—Contract Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern Power segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be judgmental. For the three months ended March 31, 2007 and 2006, approximately 84% and 81% of our contract revenue, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our annual gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from (4)% to 7% for the three months ended March 31, 2007 and 2006, respectively.

Revenue Recognition—Service Revenue

For service and repair contracts, we recognize revenue as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the service period.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at March 31, 2007 would have affected our pre-tax loss by approximately $82,000 for the three months ended March 31, 2007.

Inventory

We record inventory at the lower of cost or market value. We determine cost by the first-in, first-out method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of March 31, 2007 would have affected our pre-tax loss by approximately $51,000 for the three months ended March 31, 2007.

Intangible Assets

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

We have assessed the useful lives of its other existing intangible assets and believe that the estimated useful lives remain appropriate.

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

In January 2007, we announced that we were combining the Northern Power and Proton Energy Systems businesses under Distributed Energy Systems. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. We also announced plans to exit the Waitsfield, Vermont facility and consolidate all of the Northern Power operations in the Barre, Vermont facility. As a result of our decision to exit the Waitsfield facility and consolidate our Northern Power operations in Barre Vermont by June 30, 2007, we revised the estimated useful life and estimated residual value of the Waitsfield facility which will accelerate depreciation charges. Therefore, we recorded additional depreciation expense of approximately $1.2 million during the quarter ended March 31, 2007 and expect to record additional depreciation expense of approximately $1.2 million during the quarter ended June 30, 2007 related to this facility such that the facility will be reduced to its estimated net realizable value at June 30, 2007.

Stock-Based Compensation

Stock-Based Compensation — Employee Stock-Based Awards

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Program (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Condensed Consolidated Financial Statements, as of and for the three-month periods ended March 31, 2007 and 2006, reflect the impact of SFAS 123(R). Non-cash stock compensation expense for the three months ended March 31, 2007 and 2006, was $407,775 and $2,350,104, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock recognized under SFAS 123(R). In addition, stock-based compensation expense for the three-month period ended March 31, 2007 and 2006 of $10,279 and $23,788 respectively, were recognized related to our ESPP.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2007 and 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first quarter of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Stock-Based Compensation — Non-Employee Stock Options

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

Recent Accounting Guidance

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company believes it has no uncertain tax position and accordingly, did not record any charges.

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The tax years 2003-2005 remain subject to examination.

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

In February 2007, FASB issued SFAS No, 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sales and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

Revenues:

	Three months ended
Net revenues	March 31, 2007	March 31, 2006	Increase (decrease)
Contract	$6,252,537	$5,226,288	$1,026,249	20%
Product	646,825	1,115,307	(468,482)	-42%
Service	1,524,272	1,295,476	228,796	18%

Total	$8,423,634	$7,637,071	$786,563	10%

Northern contract revenues increased approximately $0.5 million in the first quarter of 2007 compared to the comparable 2006 quarter. This increase relates to Northern’s on-site business where revenues increased by approximately $2.0 million related to one large solar project and the recognition of revenue associated with one contract accounted for under the completed contract method of accounting. In addition power distributor contract revenue increased approximately $0.6 million due to an increased number of active contracts. These increases were offset by a decreases of approximately $1.4 million and $0.7 million associated with Northern’s industrial infrastructure and contract research and development, respectively, due to fewer contracts in progress compared to the prior years quarter. Proton’s contract revenue increased approximately $0.5 million related to an increased number and size of contracts in the first quarter of 2007 compared to the fist quarter of 2006.

Product revenue decreased in the first quarter of 2007 compared to the comparable 2006 quarter related to fewer shipments of HOGEN S-series and laboratory hydrogen generators.

The increase in service revenue relates to Northern’s increased operating and maintenance business of approximately $0.6 million as well as an increase in Proton’s service revenue of $0.1 million associated with an increased number of hydrogen generators in the field. These increases were offset by a decrease of approximately $0.5 million associated with Northern’s international field service revenue due to the completion of commissioning on two pipelines in 2006.

As of March 31, 2007, our backlog was valued at approximately $16.6 million, consisting of contract and service backlog valued at approximately $12.4 million for Northern and $3.4 million for Proton and product for Proton valued at approximately $0.8 million.

Costs of revenue:

	Three months ended
Cost of revenues	March 31, 2007	March 31, 2006	Increase (decrease)
Contract	$6,476,474	$4,856,685	$1,619,789	33%
Product	520,604	1,162,884	(642,280)	-55%
Service	1,793,210	1,173,788	619,422	53%

Total	$8,790,288	$7,193,357	$1,596,931	22%

Cost of contract revenues as a percentage of contract revenues increased from 93% in the first quarter of 2006 to 104% in the first quarter of 2007. Northern’s costs of contract revenues as a percentage of revenues increased from 94% in the first quarter of 2006 to 111% in the first quarter of 2007. This increase is partially due to higher than anticipated contract costs related to one contract where additional costs are expected to be incurred in order to replace planned Stirling engines. On February 16, 2007, the Company was notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. These additional costs are expected to be incurred to complete this contract using alternative technologies. Proton’s cost of contract revenue as a percentage of contract revenue decreased from 83% for the three months ended March 31, 2006 to 70% for the comparable 2007 period. The increase in margin on Proton’s contracts is due to a change in contract mix from lower margin cost share arrangements to higher margin fixed price and cost-plus-fixed-fee contracts.

Product cost of revenue as a percentage of product revenue decreased from 104% in the first quarter of 2006 to 80% in the first quarter of 2007. The decrease in cost of product revenue as a percentage of revenue was primarily attributable to a reduction in warranty costs associated with Proton’s hydrogen generators in 2007 as compared to the 2006 period.

Service cost as a percentage of service revenue increased from 91% in the first quarter of 2006 to 118% in the first quarter of 2007. This increase in cost of service revenue as a percentage of service revenue is due to the change in Northern’s mix of service contracts from higher margin international field service contracts to lower margin domestic operating and maintenance contracts. For the three months ended March 31, 2006 approximately 65% of service contract revenues were related to international field service compared to 16% of service contract revenues for the comparable 2007 period. Additionally, as Northern has expanded its service business, cost of service revenue for the three months ended March 31, 2007 includes infrastructure costs not incurred in the first quarter of 2006.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

Hydrogen generator unit shipments	March 31, 2007	March 31, 2006	Increase (decrease)
S series	2	8	(6)
H series	3	4	(1)
Laboratory generators	12	18	(6)

Total	17	30	(13)

Revenue deferred on units shipped	March 31, 2007	March 31, 2006	Increase (decrease)
S series	$—	$—	$—
H series	—	559,340	(559,340)
Laboratory generators	—	—	—

Total	$—	$559,340	$(559,340)

Cost deferred on units shipped	March 31, 2007	March 31, 2006	Increase (decrease)
S series	$—	$—	$—
H series	—	485,705	(485,705)
Laboratory generators	—	—	—

Total	$—	$485,705	$(485,705)

During the third quarter of 2006, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN H-series products. Therefore, starting in the third quarter of 2006, we began recognizing product revenue related to sales of our HOGEN H-series hydrogen generators upon shipment.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Three months ended
Research and development	March 31, 2007	March 31, 2006	Increase (decrease)
Employee related	$620,032	$710,469	$(90,437)	-13%
Project material	77,868	220,759	(142,891)	-65%
Depreciation and amortization	102,489	130,471	(27,982)	-21%
Stock based compensation	24,081	57,340	(33,259)	-58%
Other	(59,135)	(436,379)	377,244	86%

Total	$765,335	$682,660	$82,675	12%

Employee related research and development costs and project material costs decreased related to less developmental efforts associated with Proton’s hydrogen generators, and less project material costs at Northern, related to development of its power distributor products. The increase in other costs was primarily due to a decrease in CCEF program milestone-related credits earned. During the three months ended March 31, 2007, $0.2 million of milestone related credits were earned compared to $0.6 million for the three months ended March 31, 2006.

Restructuring costs:

During the three months ended March 31, 2007, the Company recorded severance charges of approximately $562,000, resulting from the Company’s strategic re-organization announced in January 2007. The re-organization effort eliminated about 60 jobs, or approximately 20% of the work force.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Three months ended
Selling, general and administrative	March 31, 2007	March 31, 2006	Increase (decrease)
Employee related	$3,020,469	$2,971,249	$49,220	2%
Marketing and advertising	225,156	211,118	14,038	7%
Depreciation, amortization	1,576,765	361,119	1,215,646	337%
Stock based compensation	388,868	2,256,370	(1,867,502)	-83%
Legal, consulting and accounting	961,147	319,108	642,039	201%
Other	6,902,340	1,256,283	5,646,057	449%

Total	$13,074,745	$7,375,247	$5,699,498	77%

The increase in depreciation and amortization of $1.2 million is the result of our decision to accelerate the depreciation related to our Waitsfield, VT facility based on our plan to exit that facility by June 30, 2007. The decrease in stock based compensation primarily relates to restricted stock and stock option charges of approximately $1.2 million recorded in the first quarter of 2006 associated with the employment agreement of our CEO. The additional $0.6 million decrease in stock based compensation relates to fewer unvested stock options outstanding as a result of employee terminations. The increase in legal, consulting and accounting expenses primarily relates to the legal fees associated with the Joint Venture Agreement with Morgan Stanley Wind, LLC and costs associated with financing efforts. The increase in other primarily relates to $5.8 million of non-cash charges associated with warrants issued to Morgan Stanley Wind, LLC in connection with our Joint Venture Agreement.

Interest income: Interest income decreased from $349,000 for the three months ended March 31, 2006 to $250,000 for the comparable period in 2007. The decrease resulted from lower cash balances, partially offset by higher average interest rates. The average interest rates for the three months ended March 31, 2007 and 2006 were approximately 5.1% and 3.7%, respectively. The average cash and marketable securities balances for the three months ended March 31, 2007 and 2006 were approximately $14.1 million and $37.4 million, respectively.

Interest expense: Interest expense increased from $152,000 for the three months ended March 31, 2006 to $175,000 for the comparable period in 2007. The increase was generally the result of increased interest rates being charged on our debt and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through March 2007, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances, an initial public offering, and an equity distribution agreement that, in total, raised approximately $195.2 million. As of March 31, 2007, we had $9.3 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $8.7 million for the three months ended March 31, 2007 and was primarily attributable to our net loss, increases in inventories as a result of less than expected demand for HOGEN hydrogen generators in the first quarter of 2007 and increases in costs in excess of billings, partially offset by non-cash depreciation, amortization, expense for warrants issued and stock compensation expense, and a decrease in billings in excess of costs. Cash used in operating activities was $7.6 million for the three months ended March 31, 2006 and was primarily attributable to our net loss, increases in inventories and deferred costs, decreases in accounts payable as a result of timing of payments to vendors and decreases in accrued expenses.

Cash provided by investing activities was $5.8 million for the three months ended March 31, 2007 and was primarily attributable to the proceeds from the maturity and sales of marketable securities. Cash used in investing activities was $5.9 million for the three months ended March 31, 2006 and was primarily attributable to purchases of marketable securities, offset by proceeds from the maturity of marketable securities.

Cash used in financing activities was approximately $11,000 for the three months ended March 31, 2007 and was primarily attributable to payments under Proton’s and Northern’s debt agreements partially offset by proceeds received from exercised incentive stock options. Cash provided by financing activities was $798,000 for the three months ended March 31, 2006 and was primarily attributable to proceeds received in conjunction with the sale of stock, primarily to our new CEO, Ambrose Schwallie, our employee stock purchase plan and exercised incentive stock options, offset by payments under Proton’s and Northern’s debt agreements. We expect payments under our debt agreements to be approximately $0.8 million over the next 12 months.

We incurred significant operating losses and negative cash flow from operating activities in each of the last three years and during the quarter ended March 31, 2007. Such circumstances raise substantial doubt about our ability to continue as going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, to reduce our operating losses and operate profitably, to generate cash flow from operations, as well as our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements.

We do not believe that our cash, cash equivalents and marketable securities on hand as of March 31, 2007, together with our currently forecasted revenues and existing backlog, will be sufficient to fund operations beyond the second quarter of 2007. Please see the discussion above under the caption “Update on our Financial Condition” for more information about.

Even if the initial Perseus loan is funded, our ability to continue our operations in the longer term will be subject to a number of factors that pose additional risk and uncertainty, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We invest in marketable securities consisting of U.S. government and agency securities that are held by one major banking institution. Distributed Energy’s marketable securities portfolio is approximately $7.4 million. Interest rate risk is the major price risk facing our investment portfolio. Such exposure can subject us to economic losses due to changes in the level or volatility of interest rates. Generally, as interest rates rise, prices for fixed income instruments will fall. As rates decline the inverse is true. We attempt to mitigate this risk by investing in high quality issues of short duration. We do not expect any material loss from our marketable securities investments and believe that our potential interest rate exposure is not material.

The following table provides information about Distributed Energy’s financial instruments, stated at the fair value as of March 31, 2007 that are sensitive to changes in interest rates:

Investments
Fixed rate investments	$7,367,938
Average interest rate	3.47%

Additionally, we are exposed to market risk due to variable interest rates under our financing arrangements.

At March 31, 2007, we had $5.2 million outstanding under our seven-year term note that is subject to a variable interest rate. The note bears interest at one month LIBOR plus 2.00%, which was 7.32% per annum at March 31, 2007. At March 31, 2007, we had $0.6 million outstanding under our ten-year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 6.25% per annum at March 31, 2007, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007, the Company’s principal executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ Petition for Rehearing of the Second Circuit’s decision was denied. Proton believes it has meritorious defenses to the claims made in the complaints and, if the settlement is not finalized and approved, Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 1A.	Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

RISKS RELATING TO OUR COMPANY

We will require additional funding and will need to significantly cut our costs in the very near term in order to continue to operate.

We do not believe that our cash, cash equivalents and marketable securities on hand as of March 31, 2007, together with our currently forecasted revenues and existing backlog, will be sufficient to fund operations beyond the second quarter of 2007. Accordingly, we will need to raise additional funds or to significantly cut our costs in the very near term if our business is to survive. For more information about our efforts to raise additional funds and cut costs, please see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Update on our Financial Condition; Perseus Investment”. If we are not successful in these efforts, we might be required to liquidate our company or to seek protection from creditors in a bankruptcy proceeding, in which case the investors in our common stock could lose their entire investment.

Our funding transaction with Perseus will result in significant new debt service, dilution to existing investors and potential control of our company by Perseus.

On May 10, 2007, we entered into a securities purchase agreement with an investment fund managed by Perseus L.L.C., or Perseus. The most significant terms of this agreement are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Update on our Financial Condition; Perseus Investment”. If our funding transaction with Perseus is closed, our company will face several new risks, including:

•

We will have a significant debt load which could become due in as little as nine months. The initial $12.5 million loan from Perseus, which bears interest at a rate of 12.5% per annum, will become due in nine months. Unless our stockholders approve the terms of the second loan from Perseus, we will be obligated to fund the repayment of this loan from other sources. Even if Perseus funds the second $15.0 million loan, that debt will be due in eighteen months unless Perseus elects to convert the loan into shares of our common stock. There can be no assurance that we will be able to fund the repayment of either Perseus loan as it becomes due. Perseus will have a security interest in all the assets of our company and our subsidiaries. If we default in the repayment of either Perseus loan, Perseus will be entitled to foreclose on all of those assets.

•

Current investors in our common stock will experience significant dilution. Upon the initial funding by Perseus, we will grant them a warrant to purchase up to approximately 10 million shares of our common stock at a purchase price of $0.80 per share. If Perseus funds the second loan, we will be obligated to issue to Perseus a second warrant to purchase up to 33 million shares of our common stock at prices ranging from $1.00 per share to $3.00 per share. In addition, the $15.0 million second Perseus loan will be convertible at Perseus’ election into shares of our common stock at a price equal to the lower of $1.20 per share or 75% of the per-share market price of our common stock at the time the loan is made.

•

Perseus will be able to block many significant actions by our company, including actions that our board of directors might deem desirable to pursue our strategic business plans and actions that might be necessary to raise funds to repay either Perseus loan.

•

Perseus may effectively take control of our company. If the second Perseus loan is funded, Perseus will immediately have the right to name two of our five directors. As Perseus acquires additional shares upon the exercise of its warrants or conversion of its second loan, Perseus may gain the right to name additional directors, which could constitute a majority of our directors.

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

Our joint venture relationship with Morgan Stanley Wind LLC may not produce the benefits we hope for and could result in adverse accounting consequences.

As part of our strategy to provide project finance alternatives to our customers, we entered into a joint venture agreement with Morgan Stanley Wind LLC, or MSW, in March 2007. Although this agreement contemplates that MSW will generally contribute 85% of the capital necessary to meet project financing requirements, MSW is not obligated to finance any particular projects or any projects at all. Accordingly, we cannot assure you that this arrangement will provide the strategic benefits that we hope for. In addition, the agreement contemplates that we will generally contribute 15% of the capital necessary to meet project financing requirements for those projects that MSW funds. Although we are not technically required to provide any financing to projects that we do not approve, if we do not do so MSW might determine not to fund projects or to fund fewer projects. Finally, we are not able at this time to determine whether the joint venture company or any project companies formed and funded under this arrangement will be consolidated with us for purposes of preparing our financial statements. If these companies are required to be consolidated with us, our financial statements may include assets, liabilities, revenues and expenses that we do not fully control.

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of March 31, 2007, we had an accumulated deficit of $204 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing capability and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. For three months ended March 31, 2007, our largest 5 customers accounted for 53% of our revenues and our largest 10 customers accounted for 67% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

Many of the components in our distributed generation and hydrogen generation systems, including the proton exchange membrane material used in our PEM products, hydrogen purification system and custom-designed power supplies used in our products, are available only from a limited number of suppliers and in some cases only a single supplier. Some of our suppliers are small- and medium-size companies that may not be able to increase production in an acceptable time period or at acceptable prices or quality levels. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain licenses on commercially reasonable terms or at all and we may be unable to obtain comparable components from alternative suppliers. Often our supplier’s custom engineer components to our specifications for use in our systems. Delayed deliveries, poor quality and warranty issues can delay production of our products or completion of our projects, reduce our profits and damage our relationships with our customers.

We have agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We have informed the customers that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned. We have informed the customers that, due to STM’s cessation of operations, it is likely that we will be unable to complete and maintain these power systems as planned. We have reviewed the situation with one of these customers and believe that we can provide an alternative solution. The cost of this solution has been recorded as cost of contract revenues for the three months ended March 31, 2007. We are also reviewing alternative solutions for the second customer that was to utilize the Stirling engine technology. Due to the complex requirements of this customer we are not presently able to reasonably estimate its potential loss on this contract. Should an adverse resolution related to this contract occur, we could incur a loss of up to $1.7 million, the full value of the contract. In addition, the costs to us of defending any litigation or other proceedings, even if resolved in our favor, could be substantial.

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

Our backlog was approximately $16.6 million as of March 31, 2007. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of March 31, 2007 from which we expect to recognize revenue in fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of March 31, 2007, our revenue and results of operations for fiscal 2007 as well as future reporting periods may be materially harmed.

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

We are required to comply with all federal, state, local and foreign regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, we may be deemed responsible for investigative and remedial costs at formerly owned or operated locations, or at third party sites at which our wastes were disposed.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 8.9% of our outstanding common stock at April 25, 2007. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2007, we entered into a Joint Venture Agreement with Morgan Stanley Wind LLC, a subsidiary of Morgan Stanley, or the joint venture agreement. In connection with the execution of the joint venture agreement, we issued to Morgan Stanley Wind LLC on March 7, 2007 a Common Stock Purchase Warrant entitling Morgan Stanley Wind LLC to purchase up to 10% of our common stock outstanding as of the date of the final exercise of the warrant, including shares issuable upon the exercise of options, warrants and other convertible or exchangeable securities. This issuance was made in a private placement in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

The warrant vests in multiple tranches as described below:

•

The warrant is immediately vested as to 8% of our common stock outstanding from time to time, at a purchase price equal to the lower of (i) $2.25 per share and (ii) 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share, and in each case subject to adjustment pursuant to the terms of the warrant. This 8% tranche of the warrant is exercisable until the second anniversary of the grant date, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least $2.25 per share.

•

The warrant will vest in four subsequent tranches, each as to 0.5% of our common stock outstanding from time to time, including at such time as Morgan Stanley Wind LLC has funded (1) $21.25 million, (2) $42.5 million, (3) $63.75 million and (4) $85 million in the aggregate to projects developed under the joint venture agreement or we have entered into engineering, procurement and construction or operation and maintenance contracts with projects sourced by Morgan Stanley Wind LLC or its affiliates with aggregate values equal to those thresholds. Each of these subsequent tranches will have a purchase price equal to the lower of (i) 80% of the fair market value of our common stock on the vesting date and (ii) 80% of the fair market value of our common stock on the date of exercise, but, in the case of clause (ii), in no event less than $2.10 per share. Each subsequent tranche will be exercisable until the second anniversary of the vesting date of that tranche, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least equal to the fair market value on the vesting date.

ITEM 5.	Other Information

ITEM 6.	Exhibits

Exhibit 10.1	–	Joint Venture Agreement dated March 7, 2007 between the registrant and Morgan Stanley Wind LLC (incorporated herein by reference to exhibit 10.1 of the company’s report on Form 8-K filed March 9, 2007)

Exhibit 10.2	–	Common Stock Purchase Warrant issued on March 7, 2007 by the registrant to Morgan Stanley Wind LLC (incorporated herein by reference to exhibit 10.2 of the company’s report on Form 8-K filed March 9, 2007)

Exhibit 31.1	–	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	–	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	DISTRIBUTED ENERGY SYSTEMS CORP. (Registrant)

	By:	/s/ Ambrose L. Schwallie
Ambrose L. Schwallie Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Peter J. Tallian
Peter J Tallian Chief Financial Officer