Form 10-Q
period 2007-06-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2007-08-08
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 2, 2007 was 39,857,948.

DISTRIBUTED ENERGY SYSTEMS CORP.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,130,652	$4,911,704
Marketable securities	—	13,256,116
Current portion of restricted cash	578,222	794,705
Accounts receivable, less allowances of $970,780 and $688,778, respectively	7,886,405	7,857,484
Costs in excess of billings on contracts in progress (Note 5)	5,200,162	4,102,573
Inventories, net (Note 5)	5,973,476	4,784,439
Deferred costs	1,114,272	810,508
Deferred financing costs, net (Note 4 and 13)	1,609,368	—
Interest receivable	—	100,798
Other current assets	751,948	1,060,931

Total current assets	34,244,505	37,679,258

Fixed assets, net	19,454,095	22,740,210
Long-term portion of restricted cash	1,263,708	6,229,176
Intangible assets, net	2,675,932	3,012,321
Other assets, net	108,938	228,657

Total assets	$57,747,178	$69,889,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt, net of debt discount (Note 4 and 13)	$9,924,742	$—
Current portion of long-term debt	907,187	1,379,460
Current portion of capital lease	214,124	208,556
Accounts payable	4,430,366	6,099,536
Accrued expenses (Note 6 and 12)	2,729,261	2,035,599
Accrued compensation	1,722,834	2,122,068
Accrued taxes (Note 12)	313,527	348,050
Billings in excess of costs on contracts in progress (Note 5)	840,630	1,723,988
Deferred revenue	1,308,206	836,607
Customer advances	160,041	60,344

Total current liabilities	22,550,918	14,814,208

Long term liabilities:
Deferred revenue	168,076	168,076
Long-term debt	584,673	5,540,411
Long-term portion of capital lease	2,531,077	2,626,461

Total liabilities	25,834,744	23,149,156

Commitments and contingencies (Note 12)
Stockholders’ equity (Note 10):
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 39,856,931 and 39,442,180 shares issued and outstanding, respectively	398,568	394,421
Additional paid-in capital	245,701,684	235,624,657
Accumulated other comprehensive loss (Note 2)	—	(9,115)
Accumulated deficit	(214,187,818)	(189,269,497)

Total stockholders’ equity	31,912,434	46,740,466

Total liabilities and stockholders’ equity	$57,747,178	$69,889,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Contract	$4,889,106	$5,046,515	$11,141,644	$10,272,803
Product	667,945	1,824,598	1,314,771	2,939,906
Service	1,271,201	2,541,381	2,795,473	3,836,858

Total revenue	6,828,252	9,412,494	15,251,888	17,049,567

Cost of revenue
Contract	6,659,517	5,138,983	13,135,991	9,990,162
Product	591,585	1,847,078	1,112,189	3,009,961
Service	1,404,318	2,336,368	3,197,528	3,515,656

Total cost of revenue	8,655,420	9,322,429	17,445,708	16,515,779

Gross margin	(1,827,168)	90,065	(2,193,820)	533,788

Operating expenses:
Research and development:
Depreciation and amortization	90,248	114,782	192,736	245,253
Other research and development (includes stock based compensation in the amount of $25,000, $47,000, $49,000 and $104,000 respectively)	426,384	1,075,928	1,089,231	1,628,115
Restructuring costs	139,513	—	701,888	—
Selling, general and administrative:
Depreciation and amortization	1,574,530	355,883	3,151,296	710,245
Other selling, general and administrative (includes stock based compensation in the amounts of $481,000, $939,000, $869,000 and $3,195,000, respectively)	5,644,255	5,368,409	17,142,233	12,389,752

Total operating expenses	7,874,930	6,915,002	22,277,384	14,973,365

Loss from operations	(9,702,098)	(6,824,937)	(24,471,204)	(14,439,577)
Interest income	132,165	396,011	382,607	744,942
Interest expense	(813,127)	(186,817)	(988,415)	(339,130)
Other income	94,176	80,105	158,691	152,503

Net loss	$(10,288,884)	$(6,535,638)	$(24,918,321)	$(13,881,262)

Basic and diluted net loss per share	$(0.26)	$(0.17)	$(0.63)	$(0.36)

Shares used in computing basic and diluted net loss per share	39,800,590	38,594,830	39,706,445	38,054,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(24,918,321)	$(13,881,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,795,821	1,246,094
Provision for bad debts	395,350	90,577
Amortization (accretion) of premiums/discounts on marketable securities	(47,021)	(226,031)
Non-cash stock-based expense	970,181	3,422,173
Amortization of debt discount	321,908	—
Amortization of deferred financing cost	204,546	—
Expense for warrants issued	5,960,000	—
Loss from sale of marketable securities	2,175	—
(Gain)/loss on disposal of assets	21,294	(39,276)
Changes in operating assets and liabilities:
Accounts receivable	(424,271)	343,151
Costs in excess of billings	(1,097,589)	(662,134)
Inventories and deferred costs	(1,492,801)	(2,472,629)
Other curent and non-current assets	447,339	36,160
Accounts payable and accrued expenses	(1,374,743)	(1,099,402)
Accrued taxes payable	(34,523)	(61,699)
Billings in excess of costs	(883,358)	(644,476)
Deferred revenue and contract advances	571,296	(47,765)

Net cash used in operating activities	(17,582,717)	(13,996,519)

Cash flows from investing activities:
Purchases of fixed assets	(112,449)	(1,670,862)
Proceeds from the sale of fixed assets	—	120,000
Cash paid for acquisition	—	(1,175,000)
Purchases of marketable securities	—	(26,863,012)
Proceeds from maturities and sales of marketable securities	13,310,077	20,196,632
Restricted cash	5,181,951	(479,132)

Net cash provided by (used in) investing activities	18,379,579	(9,871,374)

Cash flows from financing activities:
Borrowings from long-term/short-term debt, net of deferred financing costs	10,686,086	260,296
Debt principal payments	(5,517,827)	(345,250)
Proceeds from sale of common stock, net	67,813	7,791,028
Proceeds from exercise of stock options	186,014	224,555
Proceeds from exercise of warrants	—	316,000

Net cash provided by financing activities	5,422,086	8,246,629

Net increase (decrease) in cash	6,218,948	(15,621,264)
Cash and cash equivalents at beginning of year	4,911,704	20,600,791

Cash and cash equivalents at end of period	$11,130,652	$4,979,527

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

To address the Company’s need to raise additional working capital the Company entered into a Securities Purchase Agreement, or the Agreement with Perseus Partners VII, L.P. or Perseus, on June 1, 2007. Pursuant to the terms of the Agreement the Company closed on an initial $12.5 million loan by Perseus to the Company. In connection with this loan, the Company executed a senior secured promissory note in favor of Perseus, or the Initial Note, and issued to Perseus an initial investment warrant, or the Initial Warrant. The Initial Note bears interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and is due on March 1, 2008. The loan is secured by a security interest on all of the Company’s assets and those of its material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the Company’s common stock at an exercise price of $0.80 per share.

The Perseus Agreement also provides that, subject to approval by the Company’s stockholders and other closing conditions, Perseus will subsequently make an additional loan of $15.0 million, which would be evidenced by a senior secured convertible promissory note, or the Subsequent Note. The proceeds from this subsequent loan will primarily be used to satisfy the obligation of the Initial Note, including accrued interest. The Subsequent Note will be convertible into shares of the Company’s common stock at a conversion price of the lower of $1.20 per share or 75% of the market value of the Company’s common stock at the time of closing of the subsequent loan. The Subsequent Note, when issued will bear interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and is due on November 30, 2008. The Company would also be obligated to issue a subsequent investment warrant to Perseus in connection with this second loan, or the Subsequent Warrant for the purchase of up to 34,989,629 shares of the Company’s common stock at prices ranging from $0.80 to $3.00 per share.

The Company has undertaken in the Perseus Agreement to use commercially reasonable efforts to sell its Proton subsidiary, and the Company has engaged an investment bank to assist it in this process. The Company is in the process of providing information about Proton to prospective buyers. The Company is working toward the potential sale of Proton, subject to Board and possibly shareholder approval, by the end of the year. Perseus is entitled to have an observer at board meetings of the Company and also has the right to approve specified significant actions by the Company. The Company has also granted to Perseus a right of first refusal to fund any future financing transactions it might pursue, with limited exceptions. In addition, the Company has agreed to register for resale all the shares issuable to Perseus.

If the Subsequent Note is issued, the Company would be obligated to reduce the size of its board of directors to five and Perseus would be entitled to representation on the Company’s board of directors equal to at least its percentage ownership in the Company, assuming exercise of all of its warrants and full conversion of its convertible note. Based upon our current capitalization, the Company believes Perseus would have the right to name three out of five directors.

The Company incurred significant operating losses and negative cash flow from operating activities in each of the last three years and during the six months ended June 30, 2007. Such circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to raise additional capital, to reduce its operating losses and operate profitably, to generate cash flow from operations, as well as the Company’s ability to maintain credit under its current debt agreements adequate to conduct its business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

While we recently obtained funding as described, our ability to continue our operations in the long term will be subject to a number of factors that pose additional risk and uncertainty, including:

•

Our ability to obtain shareholder approval that will allow the company to secure the subsequent $15 million loan from Perseus, expected to provide the company with approximately $2 million in additional cash.

•	The occurrence of a material adverse change in our business that could allow Perseus to not make the subsequent loan.

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

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to successfully sell our Proton business.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to complete a sale-leaseback transaction of our Wallingford, Connecticut facility.

•	Our ability to control operating expenses.

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions.

The condensed consolidated financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive loss resulting from our investment activities:

	Three Months Ended June 30
	2007	2006
Net loss	$(10,288,884)	$(6,535,638)
Unrealized gains (losses) on marketable securities arising in the period	5,355	(12,885)

Total comprehensive loss	$(10,283,529)	$(6,548,523)

	Six Months Ended June 30
	2007	2006
Net loss	$(24,918,321)	$(13,881,262)
Reclassification adjustments for loss from the sale of marketable securities included in net loss	2,175	13,688
Unrealized gains (losses) on marketable securities arising in the period	6,940	(3,960)

Total comprehensive loss	$(24,909,206)	$(13,871,534)

Concentration of Risks

Concentration of credit risk exists with respect to cash and cash equivalents, restricted cash, accounts receivable, revenue and vendors. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, amounts may exceed federally insured deposit limits. In addition, certain critical product components are only available from one source and are subject to the source’s proprietary rights.

For the quarter ended June 30, 2007, sales to the Company’s five largest customers accounted for approximately 47% of total revenues. For the quarter ended June 30, 2006, sales to the Company’s five largest customers accounted for approximately 29% of total revenues.

For the six months ended June 30, 2007, sales to the Company’s five largest customers accounted for approximately 45% of total revenues. For the six months ended June 30, 2006, sales to the Company’s five largest customers accounted for approximately 22% of total revenues.

At June 30, 2007 and December 31, 2006, accounts receivable from government-sponsored agencies accounted for approximately 13% and 8% of total Company accounts receivable, respectively. At June 30, 2007 and December 31, 2006, accounts receivable from international customers accounted for approximately 29% and 35% of total Company accounts receivable, respectively. At June 30, 2007 and December 31, 2006 accounts receivable from our five largest customers accounted for approximately 44% and 39% of total accounts receivables, respectively.

3. RECENT ACCOUNTING GUIDANCE

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” on January 1, 2007. As a result of the implementation of FIN 48, the Company performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company believes it has no uncertain tax positions and, accordingly, did not record any charges.

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

In February 2007, FASB issued SFAS No, 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No.115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement.

4. DEBT

Perseus Senior Secured Promissory Note

On June 1, 2007, pursuant to the terms of the Perseus Agreement, the Company closed on a $12.5 million loan by Perseus to the Company. In connection with this loan, the Company executed the Initial Note and issued to Perseus the Initial Warrant. The Initial Note bears interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and is due in full on March 1, 2008. As a result, the Company recorded approximately $0.1 million of interest expense related to this note for the three and six months ended June 30, 2007.

The loan is secured by a security interest on all of the Company’s assets and those of its material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the Company’s common stock at an exercise price of $0.80 per share. The Company accounted for the Initial Note under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Initial Warrant was determined to be $0.47 per share using a Black Scholes model resulting in a total fair value of $3.7 million. The Company used the following assumptions to estimate fair value of the warrants: expected term of five years; expected volatility of 80.8%; risk free rate of 4.92%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $2.9 million of the $12.5 million proceeds to the Initial Warrant. The amount attributed to the Initial Warrant results in a discount on the Initial Note. The debt discount is amortized over the term of the Initial Note and accordingly the Company recognized approximately $0.3 million as interest expense related to this amortization during the three months ended June 30, 2007. Additionally, the Company incurred approximately $1.8 million of debt issuance costs associated with this financing which is being amortized over the life of the debt and recorded approximately $0.2 million as interest expense during the three months ended June 30, 2007. At June 30, 2007 the note payable is reflected net of unamortized debt discount of approximately $2.6 million.

Loan with Webster Bank National Association

On September 18, 2006, Technology Drive LLC, a subsidiary of Proton, or Technology Drive, entered into an amendment to the construction loan agreement with Webster Bank, National Association. This amendment related to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. The effect of the amendments was to change the interest rate on the loan from LIBOR plus 237.5 basis points to LIBOR plus 200 basis points and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provided for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. As of December 31, 2006, we had classified $400,200 as short-term restricted cash and $5,037,682 as long-term restricted cash as a result of this amendment. During the second quarter of 2007, the Company paid the note in full in the amount of $5,192,672.

5. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the average cost method.

	June 30 2007	December 31, 2006
Raw materials	$3,660,425	$3,732,561
Work in process	1,882,528	923,435
Finished goods	430,523	128,443

	$5,973,476	$4,784,439

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $590,872 and $493,951 at June 30, 2007 and December 31, 2006, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	June 30, 2007	December 31, 2006
Costs incurred and estimated earningson contracts in progress	$33,309,383	$20,969,341
Less: billings to date	28,949,851	18,590,756

Costs and earnings in excess of billings, net	$4,359,532	$2,378,585

	June 30, 2007	December 31, 2006
Costs in excess of billings on contracts in progress	$5,200,162	$4,102,573
Billings in excess of costs on contracts in progress	(840,630)	(1,723,988)

Costs and earnings in excess of billings, net	$4,359,532	$2,378,585

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Accrued warranty	$590,594	$813,445
Accrued purchases	400,554	455,099
Accrued project losses	1,271,213	84,373
Other accruals	466,900	682,682

	$2,729,261	$2,035,599

7. LOSS PER SHARE

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities because the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 523,065 and 3,528,173 common stock options outstanding for the quarters ended June 30, 2007 and 2006, respectively, nor the assumed exercise of 12,509,847 and 599,449 common stock warrants outstanding for the quarters ended June 30, 2007 and 2006, respectively, since the effect would be antidilutive for the reporting periods.

8. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. As a result, for the three months and six months ended June 30, 2007 and 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three months and six months ended June 30, 2007 and 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling, General and Administrative	$481,000	$939,000	$869,000	$3,195,000
Research and Development	25,000	47,000	49,000	104,000
Cost of revenue	46,000	62,000	52,000	123,000

Total non-cash stock compensation	$552,000	$1,048,000	$970,000	$3,422,000

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $0.01 per share. The market value of these shares at the time of grant was $8.84 and vested one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $0.01 per share. The fair market value of these shares at the date of grant was $8.84 and vested immediately. Additionally, in connection with the commencement of Mr. Schwallie’s employment, the Company granted Mr. Schwallie an option to purchase 500,000 shares of common stock at an exercise price of $8.84 per share. The option vests as to 25% of the original number of shares on the first anniversary of the grant date and 25% of the original number of shares at the end of each successive year following the first anniversary of the grant date until the fourth anniversary of the grant date. The option agreement also contained a termination of relationship clause resulting in accelerated vesting during the first year of employment. As a result of these restricted stock and stock option awards, the Company recorded non-cash stock-based compensation charges of approximately $147,000 and $368,000 for the three months ended June 30, 2007 and 2006, respectively, as well as $295,000 and $1,738,000 for the six months ended June 30, 2007 and 2006, respectively.

Mr. Schwallie also had the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The shares subject to this agreement vest immediately upon the achievement of these performance goals. It is no longer possible to meet the goals for 200,000 of these shares, and the Company determined that as of June 30, 2007 it was not probable that the remaining 100,000 restricted shares would be issued. Therefore, no compensation cost has yet been recognized. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, the remaining restricted shares would be granted to Mr. Schwallie unless it is no longer possible for the remaining target to be met.

Director Compensation

In January 2007, the Company granted a total of 75,040 shares of restricted common stock to its non-employee directors at a price of $3.63 per share, all shares vesting monthly over a one-year period. In May, 2007, the Company granted 29,263 shares of restricted stock to Mr. Bernard H. Cherry in connection with his appointment as chairman of the board of directors. The non-cash stock compensation cost associated with these two restricted common stock grants of approximately $71,000 and $137,000, for the three months and six months ended June 30, 2007, respectively, is reflected in selling, general and administrative expenses.

9. RESTRUCTURING AND RELATED COSTS

In January 2007, the Company announced that it was combining the Northern and Proton businesses under Distributed Energy. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. The Company also announced plans to exit the Waitsfield,

Vermont facility and consolidate all of the Northern operations in the Barre, Vermont facility resulting in the elimination of about 60 jobs, or 20% of the workforce. In May 2007, the Company completed another reduction of its workforce resulting in the elimination of approximately 25 additional jobs.

As a result, during the three months and six months ended June 30, 2007, the Company recorded severance charges of approximately $140,000 and $702,000, respectively. These costs are accounted for under FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and were included as a charge to the results of operations for the three months and six months ended June 30, 2007. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations. Severance payments will continue to be made through the third quarter of 2007.

The following table summarizes the severance provision, the severance amount paid and remaining severance costs for the 2007 restructuring costs by segment:

	Northern	Proton	Other	Total
Provision	$559,803	$78,433	$63,652	$701,888
Amounts paid	(519,997)	(78,433)	(34,274)	(632,704)

Balance at June 30, 2007	$39,806	$—	$29,378	$69,184

As a result of its decision to exit the Waitsfield facility and consolidate its Northern operations in Barre Vermont by June 30, 2007, the Company revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated the related depreciation charges. Therefore, the Company recorded additional depreciation expense of approximately $1.2 million and $2.4 million, respectively, for the three months and six months ended June 30, 2007 to reduce the facility to its estimated net residual value of approximately $2.0 million. These depreciation charges are included in selling, general and administrative expenses.

10. STOCKHOLDER’S EQUITY

Changes in stockholder’s equity for the six months ended June 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$46,740
Net loss	(24,918)
Issuance of common stock from exercise of stock options	186
Issuance of common stock from ESPP program exercises	68
Issuance of warrants	8,857
Stock based compensation	970
Change in unrealized loss on marketable securities	9

Balance at June 30, 2007	$31,912

11. JOINT VENTURE

On March 7, 2007, the Company entered into a Joint Venture Agreement with Morgan Stanley Wind LLC (“MSW”), a subsidiary of Morgan Stanley. This agreement establishes a framework for the Company and Morgan Stanley to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies. The agreement provides MSW the exclusive right, but not the obligation to provide financing for projects. No projects subject to the terms of the joint venture agreement have been entered into to date. In connection with the execution of the Joint Venture Agreement and as an inducement for Morgan Stanley to enter into the agreement, the Company issued to Morgan Stanley on March 7, 2007 a Common Stock Purchase Warrant entitling Morgan Stanley to purchase up to 10% of the Company’s common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. The warrant may only be exercised in cash.

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

The Company estimated the fair value of the warrant issued under this arrangement using a binomial lattice model. The fair value of the first tranche of the warrants at March 7, 2007 was determined to be $1.51 per share issuable upon exercise of the warrant. As a result the Company recorded a non-cash charge of $5,841,471 associated with 3,868,524 shares issuable under this first tranche during the six months ended June 30, 2007. The fair value of the shares issuable upon exercise of the warrant that become available in the four subsequent tranches will be recorded when each respective funding level is achieved.

As a result of the Perseus Agreement, the number of shares issuable upon the exercise of the warrants issued under the first tranche to MSW was increased by 686,787. The fair value of these additional warrants was determined to be $0.17 per share which resulted in a non-cash charge of approximately $119,000 during the quarter ended June 30, 2007.

12. COMMITMENTS AND CONTINGENCIES

Contracts

The Company has agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, the Company was notified that the manufacturer of these engines, STM Power, Inc., (“STM”) had ceased operations.

The Company has informed its customers that, due to STM’s cessation of operations, it is likely that it would be unable to complete and maintain these power systems as planned. The Company is in the process of investigating proposed alternative solutions. These solutions will result in additional contract costs and as such in the three months ended, June 30, 2007 the Company recorded additional estimated project losses of approximately $1.0 million, which represents its current best estimate of the costs required to resolve the two contracts. Should an adverse resolution related to these contracts occur, the Company estimates that it could incur additional losses of up to approximately $1.5 million. Neither party has made any claim against us, however if they did, the additional costs to the Company of defending any litigation or other proceedings, even if resolved in the Company’s favor, could be substantial.

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

CCEF Advance Balance
December 31, 2004	$283,012

Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

December 31, 2006	$—

Advances	162,140
Milestone achieved	(162,140)

June 30, 2007	$—

Warranty

The changes in the carrying amount of warranties for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Balance as of December 31:	$813,445	$417,694
Warranties issued in period	301,813	303,855
Adjustments to provision	(44,137)	80,223
Warranty claims	(480,527)	(580,299)

Balance as of June 30:	$590,594	$221,473

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Wallingford Agreement”) with the Connecticut Development Authority (the “Authority”). The Wallingford Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/ abandonment expire October 15, 2010; whereby the Company could be required to pay back a portion of the sales tax relief received. The employment threshold clause was subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Wallingford Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Wallingford Agreement, plus a 7.5% penalty). Proton was required under the Wallingford Agreement to place $419,250 in escrow related to these recapture clauses. The Company did not meet the employment threshold recapture clause by the compliance date of December 31, 2006 and accordingly had accrued $152,000 related to this matter. During the three months ended June 30, 2007 the Company paid $155,000 to the Authority. As a result of the payment, the Authority agreed to reduce the required escrow amount to $291,000 which is included within long term restricted cash at June 30, 2007. At this time all the other conditions that would require payment are remote and the Company has not accrued any additional liability.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $314,000 and $348,000 for certain state income and sales tax contingencies for which there may be exposure at June 30, 2007 and December 31, 2006, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. Proton believes it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

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

Financial information as of and for the three months and six months ended June 30, 2007 and 2006, (in thousands) is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Proton	$2,442	$2,538	$4,473	$4,429
Northern	4,386	6,875	10,779	12,620

Consolidated	$6,828	$9,413	$15,252	$17,049

Included within Northern’s revenues for the quarters ended June 30, 2007 and 2006 are sales to its largest international customer totaling approximately 3% and 13% of consolidated revenues, respectively. The Company believes it has no risk of foreign dependence.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss from operations:
Proton	$(1,072)	$(2,345)	$(2,485)	$(4,202)
Northern	(6,751)	(2,819)	(12,264)	(5,402)
Eliminations and other	(1,879)	(1,661)	(9,722)	(4,836)

Consolidated	$(9,702)	$(6,825)	$(24,471)	$(14,440)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss:
Proton	$(1,062)	$(2,341)	$(2,472)	$(4,182)
Northern	(6,820)	(2,875)	(12,395)	(5,479)
Eliminations and other	(2,407)	(1,319)	(10,051)	(4,220)

Consolidated	$(10,289)	$(6,535)	$(24,918)	$(13,881)

	June 30, 2007	December 31, 2006
Total assets:
Proton	$65,888	$73,488
Northern	24,285	25,380
Eliminations and other	(32,426)	(28,978)

Consolidated	$57,747	$69,890

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

Update on our Financial Condition; Perseus Transaction

Since December 31, 2006, our financial condition has deteriorated significantly. We had anticipated that our previously announced revenue initiatives would improve sales and margins, but our sales and gross margins in the quarter ended June 30, 2007 were below our expectations. Our previously announced joint venture with Morgan Stanley Wind LLC has not generated any new business to date. Accordingly, we were required to raise additional funds and significantly cut our costs in order for our business to survive.

On June 1, 2007, pursuant to the terms of the Securities Purchase Agreement, or the Perseus Agreement, between us and Perseus Partners VII, L.P., or Perseus, we closed on an initial $12.5 million loan by Perseus to us. In connection with this loan, we executed a senior secured note, or the Initial Note and issued to Perseus an initial investment warrant, or Initial Warrant. The Initial Note bears interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and is due in full on March 1, 2008. The loan is secured by a security interest on all of our assets and those of our material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the our common stock at an exercise price of $0.80 per share. The value of these warrants was determined to be $0.47 per share using a Black-Scholes model yielding an effective interest rate of 63%.

Based on the relative fair values of the debt and the warrants at the time of issuance, we allocated approximately $2.9 million of the $12.5 million proceeds to the Initial Warrant. The amount attributed to the Initial Warrant results in a discount on the Initial Note. The debt discount is amortized over the term of the Initial Note and accordingly we recognized approximately $0.3 million as interest expense related to this amortization during the three month and six months ended June 30, 2007.

The Perseus Agreement also provides that, subject to approval by our stockholders and other closing conditions, Perseus will subsequently make an additional loan of $15.0 million, which would be evidenced by the Subsequent Note. The proceeds from this subsequent loan will primarily be used to satisfy the obligation of the Initial Note, including accrued interest. The Subsequent Note will be convertible into shares of the Company’s common stock at a conversion price of the lower of $1.20 per share or 75% of the market value of the Company’s common stock at the time of closing of the subsequent loan. The Subsequent Note, when issued will bear interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and is due on November 30, 2008. We would also be obligated to issue a subsequent investment warrant, or the Subsequent Warrant, to Perseus in connection with this second loan, for the purchase of up to 34,989,629 shares of our common stock at prices ranging from $0.80 to $3.00 per share.

We have undertaken in the Perseus Agreement to use commercially reasonable efforts to sell our Proton subsidiary, and we have engaged an investment bank to assist us in this process. The Company is in the process of providing information about Proton to prospective buyers. The Company is working toward the potential sale of Proton, subject to Board and possibly shareholder approval, by the end of the year. Perseus is entitled to have an observer at our board meetings and also has the right to approve specified significant actions by us. We have also granted to Perseus a right of first refusal to fund any future financing transactions we might pursue, with limited exceptions. In addition, we have agreed to register for resale all the shares issuable to Perseus.

If the Subsequent Note is issued, we would be obligated to reduce the size of our board of directors to five and Perseus would be entitled to representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of all of its warrants and full conversion of its convertible note. Based upon our current capitalization, we believe Perseus would have the right to name three out of five directors.

While we recently obtained funding as described, our ability to continue our operations in the long term will be subject to a number of factors that pose additional risk and uncertainty, including:

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

•

Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues. We are working to win two significant new Northern contracts with an aggregate value of approximately $8 million. Our plan will be adversely impacted if we do not secure those contracts.

•	Our ability to successfully sell our Proton business.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses.

•	Our ability to complete a sale-leaseback transaction of our facility in Wallingford, Connecticut.

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements.

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

Revenue Recognition—Contract Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be subject to our judgment. For the six months ended June 30, 2007 and 2006, approximately 78% and 60% of our contract revenue, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. During the three months ended June 30, 2007, we experienced increased estimated costs to complete on certain contracts which reduced our estimated gross margin on these contracts. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from negative 18% to 3% for the six months ended June 30, 2007 and 2006, respectively.

Revenue Recognition—Service Revenue

For service and repair contracts, we recognize revenue as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the service period.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at June 30, 2007 would have affected our pre-tax loss by approximately $59,000 for the six months ended June 30, 2007.

Inventory

We record inventory at the lower of cost or market value. We determine cost by the first-in, first-out method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of June 30, 2007 would have affected our pre-tax loss by approximately $59,000 for the six months ended June 30, 2007.

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

In January 2007, we announced that we were combining the Northern and Proton businesses under Distributed Energy. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. We also announced plans to exit the Waitsfield, Vermont facility and consolidate all of the Northern operations in the Barre, Vermont facility. As a result of our decision to exit the Waitsfield facility and consolidate our Northern operations in Barre, Vermont by June 30, 2007, we revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated depreciation charges. Therefore, we recorded additional depreciation expense of approximately $1.2 million and $2.4 million, respectively, for the three months and six months ended June 30, 2007.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Condensed Consolidated Financial Statements, as of and for the three-month and six-month periods ended June 30, 2007 and 2006, reflect the impact of SFAS 123(R). Non-cash stock compensation expense for the three months ended June 30, 2007 and 2006 was $546,846 and $1,025,282, respectively. Non-cash stock compensation expense for the six months ended June 30, 2007 and 2006, was $954,627 and $3,375,386, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock recognized under SFAS 123(R). In addition, stock-based compensation expense for the three-month period ended June 30, 2007 and 2006 of $5,274,and $22,999, respectively, were recognized related to our ESPP. Stock-based compensation expense for the six-month period ended June 30, 2007 and 2006 of $15,554 and $46,787, respectively, were recognized related to our ESPP.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months and six months ended June 30, 2007 and 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first two quarter of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Stock-Based Compensation—Non-Employee Stock Options

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

Recent Accounting Guidance

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” on January 1, 2007. As a result of the implementation of FIN 48, we performed a comprehensive review of any uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, we believe we have no uncertain tax positions and accordingly, did not record any charges.

We will recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we did not have any tax-related interest or penalties. We file income tax returns in the U.S. federal and various state jurisdictions. We are not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. The tax years 2003-2005 remain subject to examination.

In February 2007, FASB issued SFAS No, 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sales and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

Revenues:

	Quarter Ended
Net revenues	June 30, 2007	June 30, 2006	Increase (decrease)
Contract	$4,889,106	$5,046,515	$(157,409)	-3%
Product	667,945	1,824,598	(1,156,653)	-63%
Service	1,271,201	2,541,381	(1,270,180)	-50%

Total	$6,828,252	$9,412,494	$(2,584,242)	-27%

The decrease in contract revenues is a result of decreased revenue associated with our Northern subsidiary, offset by increased revenue associated with our Proton subsidiary. Northern contract revenues decreased approximately $1.2 million in the second quarter of 2007 compared to the comparable 2006 quarter. This decrease relates to decreases of approximately $1.5 million and $0.8 million associated with Northern’s oil and gas and contract research and development contracts, respectively, due to fewer contracts in process compared to the prior year’s quarter. This decrease is offset by revenue increases of approximately $1.1 million related to

Northern’s power distributor and wind business due to new contracts entered into this quarter. The decreases in Northern’s revenue is partially offset by an approximately $1.0 million increase in Proton’s contract revenue due to the increased number and size of contracts in the second quarter of 2007 compared to the second quarter of 2006.

The decrease in product revenue in the first quarter of 2007 compared to the comparable 2006 quarter relates to decreased HOGEN S series revenue of approximately $0.6 million due to fewer unit shipments as well as a decrease in HOGEN H series revenue of approximately $0.8 million. In the second quarter of 2006 we recognized revenue upon the expiration of the related product warranty period, generally twelve months from shipment, whereas in the second quarter of 2007 HOGEN H series we recognized revenue when units shipped during the quarter. These decreases were partially offset by increased revenue associated with higher shipments of laboratory generators and revenue associated with Proton’s new Stable Flow product.

The decrease in service revenue relates to Northern’s decreased operating and maintenance business of approximately $0.8 million, as well as a decrease of approximately $0.5 million associated with Northern’s spare parts and international field service business.

As of June 30, 2007, our backlog was valued at approximately $15.4 million, consisting of contract and service backlog valued at approximately $9.0 million for Northern and $3.9 million for Proton and product backlog for Proton valued at approximately $2.5 million.

Costs of revenue:

	Quarter Ended
Cost of revenues	June 30, 2007	June 30, 2006	Increase (decrease)
Contract	$6,659,517	$5,138,983	$1,520,534	30%
Product	591,585	1,847,078	(1,255,493)	-68%
Service	1,404,318	2,336,368	(932,050)	-40%

Total	$8,655,420	$9,322,429	$(667,009)	-7%

Cost of contract revenues as a percentage of contract revenues increased from 102% in the second quarter of 2006 to 136% in the second quarter of 2007. Northern’s costs of contract revenues as a percentage of revenues increased from 100% in the second quarter of 2006 to 169% in the second quarter of 2007. This increase is partially due to the recognition of project loss reserves of approximately $1.0 million associated with additional costs expected to be incurred related to contracts utilizing Stirling engine technology. On February 16, 2007 we were notified that the manufacturer of these engines, STM Power Inc. had ceased operations. These additional costs represent our estimate of the additional costs it will incur to satisfy these contracts. Additionally, Northern’s gross margins decreased due to higher than expected costs, particularly in its on-site contracts. Proton’s cost of contract revenue as a percentage of contract revenue decreased from 115% for the three months ended June 30, 2006 to 64% for the comparable 2007 period. The increase in gross margin on Proton’s contracts is due to a change in contract mix from lower margin cost-share arrangements to higher margin fixed-price and cost-plus-fixed-fee contracts.

Product cost of revenue as a percentage of product revenue decreased from 101% in the second quarter of 2006 to 89% in the second quarter of 2007. The decrease in cost of product revenue as a percentage of revenue was primarily attributable to a reduction in warranty costs associated with Proton’s HOGEN H series hydrogen generators in 2007 as compared to the 2006 period.

Service cost as a percentage of service revenue increased from 92% in the second quarter of 2006 to 110% in the second quarter of 2007. This increase in cost of service revenue as a percentage of service revenue is due to the change in Northern’s mix of service contracts from higher margin international field service contracts to lower margin long-term domestic operating and maintenance contracts. For the three months ended June 30, 2007 approximately 69% of Northern’s service contract revenues were related to domestic operating and maintenance contracts compared to approximately 60% of service contract revenues for the comparable 2006 period. Additionally, cost of service revenue for the three months ended June 30, 2007 reflects approximately $0.2 million of infrastructure cost reductions related to our 2007 strategic reorganization.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Quarter Ended
Hydrogen generator unit shipments	June 30, 2007	June 30, 2006	Increase (decrease)
S series	4	18	(14)
H series	1	5	(4)
StableFlow	1	—	1
Laboratory generators	21	16	5

Total	27	39	(12)

	Quarter Ended
Revenue deferred on units shipped	June 30, 2007	June 30, 2006	Increase (decrease)
S series	$—	$—	$—
H series		742,760	(742,760)
Laboratory generators	—	—	—

Total	$—	$742,760	$(742,760)

	Quarter Ended
Cost deferred on units shipped	June 30, 2007	June 30, 2006	Increase (decrease)
S series	$—	$—	$—
H series		672,253	(672,253)
Laboratory generators	—	—	—

Total	$—	$672,253	$(672,253)

In the third quarter of 2006, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN H-series products. Therefore, starting in the third quarter of 2006, we began recognizing product revenue related to sales of our HOGEN H-series hydrogen generators upon shipment.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Quarter Ended
Research and development	June 30, 2007	June 30, 2006	Increase (decrease)
Employee related	$316,369	$609,257	$(292,888)	-48%
Project material	1,064	332,598	(331,534)	-100%
Depreciation and amortization	90,248	114,782	(24,534)	-21%
Stock based compensation	25,193	46,889	(21,696)	100%
Other	83,758	87,184	(3,426)	100%

Total	$516,632	$1,190,710	$(674,078)	-57%

Employee-related research and development costs and project material costs decreased as a result of fewer employees, less developmental efforts associated with Proton’s hydrogen generators, and lower project material costs at Northern, related to development of its power distributor products.

Restructuring costs:

During the three months ended June 30, 2007, our recorded severance charges of approximately $140,000, resulting from our work force reduction in May, 2007.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Quarter Ended
Selling, general and administrative	June 30, 2007	June 30, 2006	Increase (decrease)
Employee related	$2,589,163	$2,735,972	$(146,809)	-5%
Marketing and advertising	171,073	290,751	(119,678)	-41%
Depreciation, amortization	1,574,530	355,883	1,218,647	342%
Stock based compensation	480,563	939,445	(458,882)	-49%
Legal, consulting and accounting	737,634	275,053	462,581	168%
Other	1,665,822	1,127,188	538,634	48%

Total	$7,218,785	$5,724,292	$1,494,493	26%

The increase in depreciation and amortization of $1.2 million is the result of our decision to accelerate the depreciation related to our Waitsfield, VT facility based on our plan to exit that facility by June 30, 2007. The decrease in stock based compensation primarily relates to restricted stock granted to our CEO in January 2006 as part of his employment arrangement. These restricted stock awards vested over one year and accordingly $0.2 million was recorded in the second quarter of 2006. No amount was recorded in the second quarter of 2007 related to these awards as they are fully vested. The additional decrease in stock based compensation relates to fewer unvested stock options outstanding as a result of employee terminations. The increase in legal, consulting and accounting primarily relates to legal costs associated with the consolidation of our Vermont operations as well as an increase in activity from general corporate matters. The increase in other relates to an increase in bad debt expense of $0.3 million, primarily at Northern and $0.1 million of non-cash charges associated with additional warrants issued to MSW that arose as a result of our agreement with Perseus. Additionally, employee-related costs for the three months ended June 30, 2007 reflects approximately $0.2 million of cost reductions related to our 2007 strategic reorganization.

Interest income: Interest income decreased from $396,000 for the three months ended June 30, 2006 to $132,000 for the comparable period in 2007. The decrease resulted from lower cash balances. The average interest rates for the three months ended June 30, 2007 and 2006 were approximately 4.7% and 4.7%, respectively. The average cash and marketable securities balances for the six months ended June 30, 2007 and 2006 were approximately $8.2 million and $33.8 million, respectively.

Interest expense: Interest expense increased from $187,000 for the three months ended June 30, 2006 to $813,000 for the comparable period in 2007. The increase was primarily the result of interest associated with our Initial Note payable to Perseus including amortization of debt discount and deferred financing costs related to this note.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

Revenues:

	Year To Date
Net revenues	June 30, 2007	June 30, 2006	Increase (decrease)
Contract	$11,141,644	$10,272,803	$868,841	8%
Product	1,314,771	2,939,906	(1,625,135)	-55%
Service	2,795,473	3,836,858	(1,041,385)	-27%

Total	$15,251,888	$17,049,567	$(1,797,679)	-11%

The increase in contract revenue is the result of higher contract revenue of $1.6 million associated with Proton contracts offset by a decrease in contract revenues of $0.7 million associated with Northern contracts. Proton’s contract revenue increased approximately $1.6 million related to an increased number and size of contracts in the first half of 2007 compared to the first half of 2006. The decrease in Northern’s contract revenue relates primarily to decreases in its oil and gas, and contract research and development businesses of approximately $3.0 million and $1.4 million, respectively, as fewer contracts remained active during 2007 compared to the prior year. These decreases were partially offset by increases in Northern’s power distributor and wind businesses of approximately $1.2 and $2.5 million respectively.

Product revenue that is associated with Proton’s HOGEN S series and H series hydrogen generators decreased from the comparable 2006 period by approximately $1.0. million and $0.8 million, respectively. The decrease in HOGEN S series revenue relates to fewer units shipped during the six months ended June 30, 2007 compared to the comparable 2006 period. During the six months ended June 30, 2006 we recognized revenue associated with Proton’s HOGEN H series generators upon the expiration of the related product warranty period, generally twelve months from shipment, whereas in the six months ended June 30, 2007 we recognized revenue on units shipped during the period. These decreases were partially offset by revenue associated with Proton’s new Stable Flow product.

The $1.0 million decrease in service revenue in the first half of 2007 relates primarily to Northern’s spare parts and field service business.

As of June 30, 2007, our backlog was valued at approximately $15.4 million, consisting of contract and service backlog valued at approximately $9.0 million for Northern and $3.9 million for Proton and product backlog for Proton valued at approximately $2.5 million.

Costs of revenue:

	Year To Date
Cost of revenues	June 30, 2007	June 30, 2006	Increase (decrease)
Contract	$13,135,991	$9,990,162	$3,145,829	31%
Product	1,112,189	3,009,961	(1,897,772)	-63%
Service	3,197,528	3,515,656	(318,128)	-9%

Total	$17,445,708	$16,515,779	$929,929	6%

Cost of contract revenues as a percentage of contract revenues increased from 97% in the first six months of 2006 to 118% in the first six months of 2007. Northern’s costs of contract revenues as a percentage of revenues increased from 97% in the first six months of 2006 to 134% in the first six months of 2007. Proton’s cost of contract revenue as a percentage of contract revenue decreased from 98% for the six months ended June 30, 2006 to 66% for the comparable 2007 period. The increase in Northern’s contract costs is partially due to the recognition of loss reserves of approximately $1.0 million associated with additional costs expected to be incurred related to contracts utilizing Stirling engine technology. On February 16, 2007 we were notified that the manufacturer of these engines, STM Power Inc., had ceased operations. These additional costs are our estimate of the additional costs we will incur to satisfy these contracts. Additionally, Northern’s gross margins decreased due to cost overruns on contracts, particularly in its on-site business as well as from fewer, less profitable contracts in its oil and gas business compared to the comparable 2006 period. Proton’s cost of contract revenue as a percentage of revenue decreased as a result of the increase in the number of active contracts as well as a change in contract mix from lower margin cost-share arrangements to higher margin fixed-price and cost-plus-fixed-fee contracts.

Product cost of revenue as a percentage of product revenue decreased from 102% in the first six months of 2006 to 85% in the first six months of 2007. The decrease in cost of product revenue as a percentage of revenue was primarily attributable to a reduction in warranty costs associated with Proton’s HOGEN H series hydrogen generators in 2007 as compared to the 2006 period.

Service cost as a percentage of service revenue increased from 92% in the first half of 2006 to 114% in the first half of 2007. This increase in cost of service revenue was primarily attributable to a change in Northern’s mix of service contracts. In the first six months of 2006, 36% of service revenues were primarily from higher margin international field service time and material contracts. In the first six months of 2007, 70% of service revenues were from the lower margin long-term domestic operating and maintenance contracts. Additionally, cost of service revenue for the first half of 2007 reflects approximately $0.2 million of infrastructure cost reductions related to the 2007 strategic reorganization.

Hydrogen generator units shipped:

The following tables present hydrogen generator unit shipment details, and the revenue and costs deferred on those unit shipments:

	Year To Date
Hydrogen generator unit shipments	June 30, 2007	June 30, 2006	Increase (decrease)
S series	6	26	(20)
H series	4	9	(5)
StableFlow	1	—	1
Laboratory generators	33	34	(1)

Total	44	69	(25)

	Year To Date
Revenue deferred on units shipped	June 30, 2007	June 30, 2006	Increase (decrease)
S series	$—	$—	$—
H series		1,507,745	(1,507,745)
Laboratory generators	—	—	—

Total	$—	$1,507,745	$(1,507,745)

	Year To Date
Cost deferred on units shipped	June 30, 2007	June 30, 2006	Increase (decrease)
S series	$—	$—	$—
H series		1,280,226	(1,280,226)
Laboratory generators	—	—	—

Total	$—	$1,280,226	$(1,280,226)

In the third quarter of 2006, we determined that we had adequate product warranty information and experience to begin recognizing product revenue related to our HOGEN H-series products.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Year To Date
Research and development	June 30, 2007	June 30, 2006	Increase (decrease)
Employee related	$936,401	$1,349,054	$(412,653)	-31%
Project material	78,932	553,357	(474,425)	-86%
Depreciation and amortization	192,736	245,253	(52,517)	-21%
Stock based compensation	49,274	104,230	(54,956)	-53%
Other	24,624	(378,526)	403,150	-107%

Total	$1,281,967	$1,873,368	$(591,401)	-32%

Employee-related research and development costs and project material costs decreased related to fewer employees, less developmental efforts associated with Proton’s hydrogen generators, and lower project material costs at Northern, related to development of its power distributor products. Other costs increased primarily due to the recognition of $0.5 million of credits in the first half of 2006, as a result of achieving certain specified milestones on Proton’s Connecticut Clean Energy Fund programs. Only $0.16 million related to these programs were recognized in the first half of 2007.

Restructuring costs:

During the six months ended June 30, 2007, we recorded severance charges of approximately $702,000, resulting from the strategic re-organization announced in January 2007. The re-organization effort eliminated about 60 jobs in January and an additional 25 jobs in May.

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Six months ended
Selling, general and administrative	June 30, 2007	June 30, 2006	Increase (decrease)
Employee related	$5,609,632	$5,707,658	$(98,026)	-2%
Marketing and advertising	396,229	501,891	(105,662)	-21%
Depreciation, amortization	3,151,296	710,245	2,441,051	344%
Stock based compensation	869,438	3,195,756	(2,326,318)	-73%
Legal, consulting and accounting	1,698,783	735,948	962,835	131%
Other	8,568,151	2,248,499	6,319,652	281%

Total	$20,293,529	$13,099,997	$7,193,532	55%

The increase in depreciation and amortization of $2.4 million is the result of our decision to accelerate the depreciation related to our Waitsfield, VT facility based on our plan to exit that facility by June 30, 2007. The decrease in stock based compensation primarily relates to restricted stock charges of approximately $1.4 million recorded in the first six months of 2006 associated with the employment agreement of our CEO. The additional $0.9 million decrease in stock based compensation relates to fewer unvested stock options outstanding as a result of employee terminations. The increase in legal, consulting and accounting expenses primarily relates to the legal fees associated with the Joint Venture Agreement with Morgan Stanley Wind LLC and costs associated with financing efforts and real estate advice related to our Waitsfield building exit plan. The increase in other primarily relates to $0.3 million bad debt expense at Northern and $6.0 million of non-cash charges associated with warrants issued to Morgan Stanley Wind LLC in connection with our Joint Venture Agreement. Additionally, employee related costs for the first half of 2007 reflects approximately $0.2 million of cost reductions related to our 2007 strategic reorganization.

Interest income: Interest income decreased from $745,000 for the six months ended June 30, 2006 to $383,000 for the comparable period in 2007. The decrease resulted from lower cash balances, partially offset by higher average interest rates. The average interest rates for the six months ended June 30, 2007 and 2006 were approximately 4.8% and 4.2%, respectively. The average cash and marketable securities balances for the six months ended June 30, 2007 and 2006 were approximately $11.4 million and $35.8 million, respectively.

Interest expense: Interest expense increased from $339,000 for the six months ended June 30, 2006 to $988,000 for the comparable period in 2007. The increase was primarily the result of interest associated with our note payable to Perseus as well as amortization of debt discount and closing costs.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through June 2007, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances, an initial public offering, an equity distribution agreement and debt that, in total, raised approximately $207.7 million. As of June 30, 2007, we had $11.1 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $17.6 million for the six months ended June 30, 2007 and was primarily attributable to our net loss, increases in inventories, increases in costs in excess of billings, and decreases in account payables and accrued expenses, partially offset by non-cash depreciation, amortization, expense for warrants issued and stock compensation expense. Cash used in operating activities was $14.0 million for the six months ended June 30, 2006 and was primarily attributable to our net loss, increases in inventories as a result of less than expected demand for HOGEN hydrogen generators in the first half of 2006, and increases in deferred costs, and partially offset by non-cash depreciation, amortization and stock compensation expense.

Cash provided by investing activities was $18.4 million for the six months ended June, 2007 and was primarily attributable to the proceeds from the maturities and sales of marketable securities. Cash used in investing activities was $9.9 million for the six months ended June 30, 2006 and was primarily attributable to purchases of marketable securities, the acquisition of the operations and maintenance business of Crown and the purchase of fixed assets, offset by proceeds from the maturity of marketable securities.

Cash provided by financing activities was approximately $5.4 million for the six months ended June 30, 2007 and was primarily attributable to borrowings from Perseus and proceeds received from exercised incentive stock options offset by the payoff of our Wallingford mortgage. Cash provided by financing activities was $8.2 million for the six months ended June 30, 2006 and was primarily attributable to proceeds received in conjunction with the sale of stock under an equity distribution agreement. The Company sold an aggregate of 1,171,297 shares under the equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds to the Company of $7,485,648. Additional proceeds were received from exercised incentive stock options and exercised common stock warrants.

We incurred significant operating losses and negative cash flow from operating activities in each of the last three years and during the six months ended June 30, 2007. Such circumstances raise substantial doubt about the our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, to reduce our operating losses and operate profitably, to generate cash flow from operations, as well as the our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements.

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. This plan includes the following actions:

•	We received additional funding from Perseus as described below.

•

We announced a 60 person (approximately 20%) reduction of our workforce on January 31, 2007 and approximately 25 person reduction of our workforce in May 2007. We will make additional workforce reduction actions in the future if business conditions warrant.

•	We have nearly exited our Waitsfield, Vermont facility and combined our Vermont operations into our Barre, Vermont facility.

•	We have engaged an investment banker to assist us in the sale of our Proton Energy Systems subsidiary. We expect to use the cash generated from this sale to fund operations and service our debt.

•

We have engaged a commercial real estate broker to identify parties that would be interested in purchasing our Connecticut facility and leasing it back to us. We have received multiple offers and expect to close on a transaction in the third quarter of 2007.

•

We have redesigned our sales opportunity management and contract negotiation process and with such changes expect to be more selective about the contracts we enter into. To date we have not increased revenue. In particular, we expect that revenues associated with our on-site business will continue to decrease as we focus on other areas of our business with more profit potential.

On June 1, 2007, pursuant to the terms of the Perseus Agreement, we closed on a $12.5 million loan by Perseus to us. In connection with this loan, we executed the Initial Note, and issued to Perseus the Initial Warrant. The Initial Note bears interest at 12.5% per annum, compounded quarterly, payable in cash or in kind at our discretion, and is due on March 1, 2008. The loan is secured by a security interest on all of our assets and those of our material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the our common stock at an exercise price of $0.80 per share. The value of these warrants was determined to be $0.47 per share using a Black-Scholes model yielding an effective interest rate of 63%.

The Perseus Agreement also provides that, subject to approval by our stockholders and other closing conditions, Perseus will subsequently make an additional loan of $15.0 million, which would be evidenced by a senior secured convertible promissory note, “the Subsequent Note”. The proceeds from this subsequent loan will primarily be used to satisfy the obligation of the Initial Note, including accrued interest. The Subsequent Note will be convertible into shares of the Company’s common stock at a conversion price of the lower of $1.20 per share or 75% of the market value of the Company’s common stock at the time of closing of the subsequent loan. The Subsequent Note, when issued will bear interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and is due on November 30, 2008. We would also be obligated to issue, the Subsequent Warrant, for the purchase of up to 34,989,629 shares of our common stock at prices ranging from $0.80 to $3.00 per share

If stockholder approval is not obtained, we would not be permitted to issue the Subsequent Note or grant the Subsequent Warrant. Perseus would have no obligation to fund the subsequent investment or provide any alternative funding. As a result, we would be required to repay the initial $12.5 million loan and any accrued but unpaid interest on March 1, 2008 using other funds, which may not be available to us on acceptable terms or at all. We have been pursuing various sources of equity and debt funding over the last several months, but to date the we have not been successful in locating a party other than Perseus willing to provide financing on acceptable terms and conditions. If we are unable to raise other funds, we might be required to liquidate or seek protection from creditors in a bankruptcy proceeding.

We have undertaken in the Perseus Agreement to use commercially reasonable efforts to sell our Proton subsidiary, and we have engaged an investment bank to assist us in this process. We are in the process of providing information about Proton to prospective buyers. We are working toward the potential sale of Proton, subject to Board and possibly shareholder approval, by the end of the year. Perseus is entitled to have an observer at our board meetings and also has the right to approve specified significant actions by us. We have also granted to Perseus a right of first refusal to fund any future financing transactions we might pursue. In addition, we have agreed to register for resale all the shares issuable to Perseus.

If the Subsequent Note is closed, we would be obligated to reduce the size of our board of directors to five and Perseus would be entitled to representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of its convertible note. Based upon our current capitalization, we believe Perseus would have the right to name three out of five directors.

A number of factors however, pose risk and uncertainty in the execution of our plan, including:

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

•

Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues. We are working to win two significant new Northern contracts with an aggregate value of approximately $8 million. Our plan will be adversely impacted if we do not secure those contracts.

•	Our ability to successfully sell our Proton business.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses.

•	Our ability to complete a sale-leaseback transaction of our Wallingford Connecticut facility.

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At June 30, 2007, we had $0.6 million outstanding under our ten-year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing, which was 6.50% per annum at June 30, 2007, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2007, the Company’s principal executive officer and principal financial and accounting officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ Petition for Rehearing but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. Proton believes it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

ITEM 1A.	Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

RISKS RELATING TO OUR COMPANY

We may require funding in order to continue to operate.

Our cash and marketable securities on hand as of June 30, 2007, together with our 2007 forecasted revenues and existing backlog may not be sufficient to fund operations through December 31, 2007.

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

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. However, a number of factors pose risk and uncertainty in the execution of our plan, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses.

•	Our ability to complete a sale-leaseback transaction of our Wallingford, Connecticut facility.

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements.

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of June 30, 2007, we had an accumulated deficit of $214 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing capability and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. For six months ended June 30, 2007, our largest 5 customers accounted for 45% of our revenues and our largest 10 customers accounted for 60% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

Many of the components in our distributed generation and hydrogen generation systems, including the proton exchange membrane material used in our PEM products, hydrogen purification system and custom-designed power supplies used in our products, are available only from a limited number of suppliers and in some cases only a single supplier. Some of our suppliers are small- and medium-size companies that may not be able to increase production in an acceptable time period or at acceptable prices or quality levels. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain licenses on commercially reasonable terms or at all and we may be unable to obtain comparable components from alternative suppliers. Often our supplier’s custom engineered components to our specifications for use in our systems. Delayed deliveries, poor quality and warranty issues can delay production of our products or completion of our projects, reduce our profits and damage our relationships with our customers.

We have agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We have informed the customers that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned. We are in the process of investigating proposed alternative solutions. These solutions will result in additional contract costs and as such, as of June 30, 2007 the Company recorded additional estimated project losses of approximately $1.0 million, which represents its current best estimate of the costs required to resolve the two contracts. Should an adverse resolution related to these contracts occur, the Company estimates that it could incur additional losses of approximately $1.5 million. Neither party has made any claim against us, however if they did, the additional costs to the Company of defending any litigation or other proceedings, even if resolved in the Company’s favor, could be substantial.

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

Our backlog was approximately $15.4 million as of June 30, 2007. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of

June 30, 2007 from which we expect to recognize revenue in fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of June 30, 2007, our revenue and results of operations for fiscal 2007 as well as future reporting periods may be materially harmed.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 6.7% of our outstanding common stock at August 2, 2007. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

On June 1, 2007, pursuant to the terms of the Perseus Agreement we closed on an initial $12.5 million loan by Perseus to us. In connection with this loan, we executed the Initial Note, and issued to Perseus the Initial Warrant. The Initial Note has an original principal amount of $12.5 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due on March 1, 2008. The loan is secured by a security interest on all of our assets and those of our material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of our common stock at an exercise price of $0.80 per share. These issuances were made in a private placement in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Jefferies & Company, Inc., acted as sole placement agent in connection with the transaction.

ITEM 5.	Other Information

ITEM 6. Exhibits

Exhibit 10.1 –	Securities Purchase Agreement dated May 10, 2007 between the registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 1.1 of the registrant’s report on Form 8-K filed May 16, 2007)

Exhibit 10.2 –	Senior Secured Promissory Note dated June 1, 2007 between the registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 10.1 of the registrant’s report on Form 8-K filed June 6, 2007)

Exhibit 10.3 –	Initial Investment Warrant dated June 1, 2007 between the registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 10.2 of the registrant’s report on Form 8-K filed June 6, 2007)

Exhibit 31.1 –	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1–	Form of Senior Secured Convertible Promissory Note (incorporated herein by reference to exhibit 99.2 of the registrant’s report on Form 8-K filed June 6, 2007)

Exhibit 99.2 –	Form of Subsequent Investment Warrant (incorporated herein by reference to exhibit 99.3 of the registrant’s report on Form 8-K filed June 6, 2007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2007	DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ AMBROSE L. SCHWALLIE
Ambrose L. Schwallie
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ PETER J. TALLIAN
Peter J. Tallian
Chief Financial Officer
(Principal Financial Officer)