Form 10-Q
period 2007-09-30
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2007-11-09
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 2, 2007 was 39,948,982.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,622,132	$4,911,704
Marketable securities	—	13,256,116
Current portion of restricted cash	468,941	794,705
Accounts receivable, less allowances of $1,672,043 and $688,778, respectively	8,339,839	7,857,484
Costs in excess of billings on contracts in progress (Note 5)	4,317,732	4,102,573
Inventories, net (Note 5)	5,734,261	4,784,439
Deferred costs	1,226,362	810,508
Interest receivable	—	100,798
Debt issuance costs, net (Note 4)	176,595	—
Other current assets	893,775	1,060,931

Total current assets	27,779,637	37,679,258

Fixed assets, net	19,261,955	22,740,210
Long-term portion of restricted cash	1,266,568	6,229,176
Intangible assets, net	1,393,984	3,012,321
Other assets, net	237,972	228,657

Total assets	$49,940,116	$69,889,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,476,882	$1,379,460
Current portion of capital lease	217,546	208,556
Convertible debt, net of debt discount of $13,741,935 (Note 4)	1,258,065	—
Accounts payable	5,052,756	6,099,536
Accrued expenses (Note 6 and 12)	3,087,286	2,035,599
Accrued compensation	707,722	2,122,068
Accrued taxes (Note 12)	375,224	348,050
Billings in excess of costs on contracts in progress (Note 5)	243,943	1,723,988
Deferred revenues	2,155,836	836,607
Customer advances	108,821	60,344

Total current liabilities	14,684,081	14,814,208

Long term liabilities:
Deferred revenues	168,076	168,076
Long-term debt	—	5,540,411
Long-term portion of capital lease	2,481,233	2,626,461

Total liabilities	17,333,390	23,149,156

Commitments and contingencies (Note 12)
Stockholders’ equity (Note 10):
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 39,957,573 and 39,442,180 shares issued and outstanding, respectively	399,575	394,421
Additional paid-in capital	261,639,314	235,624,657
Accumulated other comprehensive loss (Note 2)	—	(9,115)
Accumulated deficit	(229,432,163)	(189,269,497)

Total stockholders’ equity	32,606,726	46,740,466

Total liabilities and stockholders’ equity	$49,940,116	$69,889,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Contract	$3,776,580	$7,407,614	$14,918,224	$17,680,417
Product	1,263,328	5,644,028	2,578,099	8,583,934
Service	2,103,363	1,703,661	4,898,836	5,540,519

Total revenues	7,143,271	14,755,303	22,395,159	31,804,870

Cost of revenues
Contract	5,414,737	7,135,277	18,550,729	17,125,439
Product	1,123,192	5,262,627	2,235,381	8,272,588
Service	3,247,246	1,850,167	6,444,774	5,365,823

Total cost of revenues	9,785,175	14,248,071	27,230,884	30,763,850

Gross margin	(2,641,904)	507,232	(4,835,725)	1,041,020

Operating expenses:
Research and development:
Depreciation and amortization	71,885	103,399	264,622	348,652
Other research and development (includes stock based compensation in the amount of $33,000, $55,000, $ 82,000 and $159,000 respectively)	458,545	842,757	1,547,775	2,470,869
Restructuring costs	—	—	701,888	—
Selling, general and administrative:
Depreciation and amortization	383,755	387,183	3,535,051	1,104,185
Other selling, general and administrative (includes stock based compensation in the amounts of $395,000, $878,000 , $1,265,000 and $4,074,000, respectively)	5,901,336	5,722,482	23,043,568	18,105,477

Total operating expenses	6,815,521	7,055,821	29,092,904	22,029,183

Loss from operations	(9,457,425)	(6,548,589)	(33,928,629)	(20,988,163)
Interest income	70,709	357,550	453,317	1,102,492
Interest expense	(2,713,716)	(195,259)	(3,702,131)	(534,389)
Loss on extinguishment of debt	(3,258,919)	—	(3,258,919)	—
Other income	115,004	71,044	273,696	223,544

Net loss	$(15,244,347)	$(6,315,254)	$(40,162,666)	$(20,196,516)

Basic and diluted net loss per share	$(0.38)	$(0.16)	$(1.01)	$(0.53)

Shares used in computing basic and diluted net loss per share	39,886,213	39,062,609	39,767,026	38,394,530

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(40,162,666)	$(20,196,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,424,796	1,899,499
Provision for bad debts	1,096,613	134,376
Amortization (accretion) of premiums/discounts on marketable securities	(47,021)	(311,246)
Impairment of intangible assets	1,113,753	—
Non-cash stock-based compensation	1,443,403	4,441,963
Amortization of debt discount	2,151,098	—
Amortization of debt issuance costs	575,294	—
Loss on extinguishment of debt	3,258,919	—
Expense for warrants issued	6,386,736	—
Loss from sale of marketable securities	2,175	—
(Gain)/loss on disposal of assets	21,294	(18,930)
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	(1,578,968)	(5,058,142)
Costs in excess of billings	(215,159)	59,085
Inventories and deferred costs	(1,365,676)	1,598,325
Other current and non-current assets	176,477	158,147
Accounts payable and accrued expenses	(1,409,439)	(681,464)
Accrued taxes payable	27,174	(135,759)
Billings in excess of costs	(1,480,045)	3,063,265
Deferred revenue and contract advances	1,367,706	(4,286,506)

Net cash used in operating activities	(24,213,536)	(19,333,903)

Cash flows from investing activities:
Purchases of fixed assets	(381,089)	(2,193,508)
Proceeds from the sale of fixed assets	—	120,000
Cash paid for acquisition, including transaction costs, net of cash acquired	—	(1,175,000)
Purchases of marketable securities	—	(26,863,012)
Proceeds from maturities and sales of marketable securities	13,310,077	27,976,632
Restricted cash	5,288,372	(5,947,287)

Net cash provided by (used in) investing activities	18,217,360	(8,082,175)

Cash flows from financing activities:
Borrowings from debt, net of debt issuance costs	25,493,324	523,488
Debt principal payments	(18,079,226)	(511,935)
Proceeds from sale of common stock, net	97,016	7,860,295
Proceeds from exercise of stock options	195,490	317,437
Proceeds from exercise of warrants	—	274,947

Net cash provided by financing activities	7,706,604	8,464,232

Net increase (decrease) in cash	1,710,428	(18,951,846)
Cash and cash equivalents at beginning of year	4,911,704	20,600,791

Cash and cash equivalents at end of period	$6,622,132	$1,648,945

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

To address our need to raise additional working capital, we entered into a securities purchase agreement (the “Perseus Agreement”), with Perseus Partners VII, L.P. (“Perseus”) on May 10, 2007. Pursuant to the terms of the Perseus Agreement, on June 1, 2007 we closed on an initial $12.5 million loan by Perseus to us. In connection with this initial loan, we executed a senior secured promissory note in favor of Perseus (the “Initial Note”), and issued to Perseus an initial investment warrant (the “Initial Warrant”). The Initial Note had an interest rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at our discretion, and was due on March 1, 2008. The loan was secured by a security interest on all of our assets and those of our material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of our common stock at an exercise price of $0.80 per share.

On August 24, 2007, pursuant to the terms of the Perseus Agreement, we closed on a subsequent $15.0 million loan by Perseus to us, or the subsequent funding. The net amount received by us was $2,140,411, after deduction of the amounts sufficient to repay in full the principal and interest due on the Initial Note. In connection with this loan, the Initial Note was repaid and cancelled, and we executed a senior secured convertible promissory note in favor of Perseus (the “Subsequent Convertible Note”), and issued to Perseus a subsequent investment warrant (the “Subsequent Warrant”).

The Subsequent Convertible Note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control or liquidation or dissolution. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes (the “Additional Convertible Notes”). At Perseus’s election, the principal and any unpaid interest under the Subsequent Convertible Note are convertible immediately after issuance into shares of our common stock at a conversion price of $0.57 per share. Assuming that (a) we pay all interest expense in kind and (b) Perseus fully converts the Subsequent Convertible Note of $15 million and all of the Additional Convertible Notes, Perseus would receive 30,779,675 shares of our common stock. The loan is secured by a security interest on all of our assets and those of its subsidiaries.

The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of our common stock at exercise prices ranging from $0.80 to $3.00 per share.

Perseus, through its right to convert the Subsequent Convertible Note into our common stock and exercise the Initial Warrant and the Subsequent Warrant, could acquire enough shares of our common stock to raise its ownership to greater than 50% of the our total outstanding common stock. In addition, under the terms of the Perseus Agreement, upon the closing of the Subsequent Funding, we were obligated to reduce the size of our board of directors to five, and at that time Perseus became entitled to representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of the Subsequent Convertible Note. Based upon our current capitalization, Perseus now has the right under this provision to name a majority of the directors on our board.

On August 24, 2007, we and Perseus entered into a letter agreement regarding Perseus’s board representation rights (the “Letter Agreement”). Pursuant to the Letter Agreement, (i) Perseus acknowledged that it had waived the requirement that we reduce the size of our board of directors to five, (ii) Perseus and we agreed to set the size of the board at seven, and (iii) Perseus agreed to name two directors, rather than a majority, and we agreed to permit Perseus to send an observer to meetings of our board of directors. Perseus retains its rights to, at any time, (a) require us to reduce the size of its board of directors to five and (b) name additional members of the board of directors to give Perseus representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of the Subsequent Convertible Note.

We have undertaken in the Perseus Agreement to use commercially reasonable efforts to sell our Proton subsidiary, and we have engaged an investment bank to assist us in this process. We are in the process of providing information about Proton to prospective buyers. We expect to make a decision about the sale of Proton, subject to Board and possibly shareholder approval, by the end of the year. Perseus is entitled to have an observer at our board meetings and also has the right to approve specified significant actions by us. We have also granted to Perseus a right of first refusal to fund any future financing transactions we might pursue, with limited exceptions. In addition, we have agreed to register for resale all the shares issuable to Perseus. Refer to Note 4 for additional information on the Initial Note and Subsequent Convertible Note.

We incurred significant operating losses and negative cash flows from operating activities in each of the last three years and during the nine months ended September 30, 2007. Such circumstances raise substantial doubt about our ability to continue as a going concern even with the proceeds of the Perseus transaction. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, sell the Proton subsidiary and certain operating assets, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under its current debt agreements adequate to conduct its business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

While we recently obtained funding from Perseus as described above, we do not expect that our current capital resources will be sufficient to operate our business beyond the first quarter of 2008, and we expect that we will need to raise additional capital no later than the end of the first quarter of 2008 to continue to operate. Our ability to continue our operations will be subject to a number of factors that pose additional risk and uncertainty, including:

•

Our ability to secure additional capital funding on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses.

•	Our ability to complete a sale/leaseback transaction of our Wallingford, Connecticut facility and the willingness of Perseus to allow us to use the proceeds of such a sale to fund our operations.

•	The potential acceleration of debt service payments by one or more of our lenders as the result of subjective acceleration clauses in our debt agreements.

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany transactions.

The condensed consolidated financial statements as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. During the quarter and nine months ended September 30, 2007, our estimated costs related to one contract accounted for on a percent complete basis increased by approximately $1.0 million and $2.2 million, respectively.

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

As a result of our agreement to use commercially reasonable efforts to sell our Proton subsidiary, and since we have engaged an investment bank to assist us in this process, we have assessed the carrying value of Proton’s long-lived assets for potential impairment. During the quarter ended September 30, 2007 we conducted an impairment review of its long-lived assets and concluded there was no impairment on the basis that the carrying amount of its long-lived assets will be recoverable from the asset grouping’s expected undiscounted cash flows. This analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. Changes in our assumptions and industry economic conditions may result in future changes to our assessment.

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

We acquired the operations and maintenance business of Crown Engineering and Construction Inc. (“Crown”) in April, 2006. In the third quarter of 2007, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition because of our intention to find a buyer for our service business. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service contracts and non-compete agreements has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007. The impaired intangible assets are reported in the Northern segment.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive loss resulting from our investment activities:

	Three Months Ended September 30,
	2007	2006
Net loss	$(15,244,347)	$(6,315,254)
Unrealized gains on marketable securities arising in the period	—	41,434

Total comprehensive loss	$(15,244,347)	$(6,273,820)

	Nine Months Ended September 30,
	2007	2006
Net loss	$(40,162,666)	$(20,196,516)
Reclassification adjustments for loss from the sale of marketable securities included in net loss	2,175	13,688
Unrealized gains on marketable securities arising in the period	6,940	37,474

Total comprehensive loss	$(40,153,551)	$(20,145,354)

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

For the quarters ended September 30, 2007 and 2006, sales to the Company’s five largest customers accounted for approximately 37% and 40% of total revenues, respectively. For the nine months ended September 30, 2007 and 2006, sales to the Company’s five largest customers accounted for approximately 35% and 28% of total revenues, respectively. For the nine months ended September 30, 2007, one customer accounted for approximately 11% of total revenue.

At September 30, 2007 and December 31, 2006, accounts receivable from government-sponsored agencies accounted for approximately 11% and 8% of total Company accounts receivable, respectively. At September 30, 2007 and December 31, 2006, accounts receivable from international customers accounted for approximately 27% and 35% of total Company accounts receivable, respectively. At September 30, 2007 and December 31, 2006 accounts receivable from our five largest customers accounted for approximately 45% and 39% of total accounts receivables, respectively. One customer accounted for approximately 15% of total accounts receivable at September 30, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Since its initial issuance, the FASB has received considerable input regarding the implications of the standard on the valuation of non-financial assets and liabilities. As a result, the FASB is proposing to amend the scope of SFAS 157 to exclude its application to lease accounting and clarify its disclosure requirements relative to pension and other post-retirement employee benefit assets and liabilities. In light of the changes being proposed and the underlying implications of the overall pronouncement, we are currently evaluating its potential impact to our financial statements and results of operations.

4. DEBT

The Company’s debt, excluding capital lease obligations, consists of the following:

	September 30, 2007	December 31, 2006
Webster Bank Wallingford, Connecticut facility mortgage	$—	$5,342,182
Perseus Senior Secured Convertible Promissory Note, net of $13,741,935 debt discount	1,258,065	—
VEDA Barre, Vermont facility mortgage	619,451	638,861
Waring Investments, Inc. Barre, Vermont facility mortgage	857,431	883,734
Merchants Bank equipment loan	—	55,094

	$2,734,947	$6,919,871
Less current portion	2,734,947	1,379,460

Long-term debt	—	$5,540,411

Loan with Webster Bank

During the second quarter of 2007, the Company paid the Webster Bank mortgage in full in the amount of $5,192,672.

Perseus Senior Secured Promissory Note (Initial Note)

On June 1, 2007, pursuant to the terms of the Perseus Agreement, the Company closed on a $12.5 million loan by Perseus to the Company. In connection with this loan, the Company executed the Initial Note and issued to Perseus the Initial Warrant. The Initial Note bore interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and was due in full on March 1, 2008. As a result, the Company recorded approximately $1.2 million and $1.8 million of total interest expense related to the Initial Note for the three and nine months ended September 30, 2007, respectively. The loan was secured by a security interest on all of the Company’s assets and those of its material subsidiaries.

The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the Company’s common stock at an exercise price of $0.80 per share. The Company accounted for the Initial Note pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Initial Warrant was determined to be approximately $3.7 million. The Company used the following assumptions to estimate fair value of the warrants: expected term of five years; expected volatility of 80.8%; risk free rate of 4.92%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $2.9 million of the $12.5 million proceeds to the Initial Warrant. The amount attributed to the Initial Warrant resulted in a discount on the Initial Note. The debt discount was being amortized over the term of the Initial Note and accordingly the Company recognized approximately $571,000 and $893,000 of debt discount costs within interest expense related to this amortization during the three and nine months ended September 30, 2007, respectively. Additionally, the Company incurred approximately $1.8 million of debt issuance costs associated with this financing which was being amortized over the life of the debt and recorded approximately $358,000 and $559,000 of debt issuance costs within interest expense during the three and nine months ended September 30, 2007, respectively.

On August 24, 2007, the Company repaid and cancelled the Initial Note in connection with the issuance of the Subsequent Convertible Note. The Company accounted for this exchange of notes under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in extinguishment accounting because the Subsequent Convertible Note contained a substantial conversion feature not contained within the Initial Note. For the three and nine months ended September 30, 2007, the Company recognized a loss on extinguishment of approximately $3.3 million which represented the remaining unamortized balance of debt discount of $2.0 million and deferred financing costs of $1.3 million, respectively, with respect to the Initial Note.

The calculation of the loss at the time of exchange is as follows:

Initial Note, at par		$12,500

Debt discount	(2,897)
Accumulated amortization	893

		(2,004)
Debt issuance costs	(1,814)
Accumulated amortization	559

		(1,255)

Initial Note, net			$9,241
Initial Note repaid			12,500

Loss on extinguishment			$3,259

Perseus Senior Secured Convertible Promissory Note (Subsequent Convertible Note)

On August 24, 2007, the Company repaid the $12.5 million Initial Note and accrued interest of $0.4 million. In connection with this loan, the Initial Note was cancelled, and the Company executed the Subsequent Convertible Note, and received additional cash of approximately $2.1 million after paying the Initial Note and issued to Perseus the Subsequent Warrant. The Subsequent Convertible Note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control of the Company or the liquidation or dissolution of the Company. As a result, the Company recorded approximately $1.5 million of total interest expense related to the Subsequent Convertible Note for the three and nine months ended September 30, 2007. The Company may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. Assuming that (a) the Company pays all interest expense estimated to be $2.3 million in kind and (b) Perseus fully converts the Subsequent Convertible Note and all of the Additional Convertible Notes, Perseus would receive 30,779,675 shares of the Company’s common stock.

The Subsequent Convertible Note is secured by a security interest on all of the Company’s assets and those of its material subsidiaries. The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of the Company’s common stock at exercise prices ranging from $0.80 to $3.00 per share. The Company accounted for the Subsequent Convertible Note pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Subsequent Warrant was determined to be approximately $13.2 million. The Company used the following assumptions to estimate fair value of the Subsequent Warrants: expected term of five years; expected volatility of 81.4%; risk free rate of 4.42%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $7.0 million of the $15.0 million proceeds to the Subsequent Warrant. The amount attributed to the Subsequent Warrant results in a discount on the Subsequent Convertible Note. The debt discount is amortized over the term of the Subsequent Convertible Note and accordingly the Company recognized approximately $590,000 as interest expense related to this amortization during the three and nine months ended September 30, 2007. Additionally, the Company incurred approximately $0.2 million of debt issuance costs associated with this Subsequent Convertible Note financing which is being amortized over the life of the debt and recorded approximately $16,000 as interest expense during the three and nine months ended September 30, 2007.

At Perseus’s election, the principal and any unpaid interest under the Subsequent Convertible Note are convertible into shares of the Company’s common stock at a conversion price of $0.57 per share compared to the Company’s closing stock price of $0.74 at time the Subsequent Convertible Note was issued. As a result, the Subsequent Convertible Note contains a beneficial conversion feature. The Company accounted for the beneficial conversion feature under EITF 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, to Certain Convertible Instruments”. After consideration of the allocation of the proceeds to the Subsequent Convertible Note and Subsequent Warrant in accordance with APB 14, the Company calculated the Subsequent Convertible Note has an effective conversion price of $0.30 per share. This resulted in a beneficial conversion of $0.44 per share or approximately $11.5 million, however, the Company recorded approximately $8.0 million as a beneficial conversion feature which represented the remaining debt proceeds available for such allocation. The beneficial conversion feature was recorded as a debt discount and an increase additional paid in capital. The debt discount is amortized over the term of the Subsequent Convertible Note and accordingly the Company recognized approximately $668,000 within interest expense related to this amortization during the three and nine months ended September 30, 2007.

Classification of Debt

The Company’s Vermont facility mortgage with Waring Investments, Inc. (“Waring”) contains a material adverse change clause which allows Waring, at its option, to declare the loan to be in default and immediately payable if there has been a material adverse change in our financial condition. The Company’s loan agreements with Perseus and the Vermont Economic Development Authority (“VEDA”) each contain cross-default provisions which provide that any event of default in any secured borrowing would result in the Perseus and VEDA loans being in default and immediately payable. Accordingly, the Waring loan, and the Perseus and VEDA loans with cross-default provisions, have been classified as short term. None of our lenders have accelerated our scheduled loan payments as a result of these provisions.

5. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

Inventories are stated at the lower of cost or market value. Cost is determined by the average cost method.

	September 30, 2007	December 31, 2006
Raw materials	$3,073,962	$3,732,561
Work in process	2,420,903	923,435
Finished goods	239,396	128,443

	$5,734,261	$4,784,439

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $674,214 and $493,951 at September 30, 2007 and December 31, 2006, respectively.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	September 30, 2007	December 31, 2006
Costs incurred and estimated earnings on contracts in progress	$34,692,098	$20,969,341
Less: billings to date	30,618,309	18,590,756

Costs and earnings in excess of billings, net	$4,073,789	$2,378,585

	September 30, 2007	December 31, 2006
Costs in excess of billings on contracts in progress	$4,317,732	$4,102,573
Billings in excess of costs on contracts in progress	(243,943)	(1,723,988)

Costs and earnings in excess of billings, net	$4,073,789	$2,378,585

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Accrued warranty	$612,889	$813,445
Accrued purchases	187,450	455,099
Accrued project losses	1,561,077	84,373
Other accruals	725,870	682,682

	$3,087,286	$2,035,599

7. LOSS PER SHARE

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities because the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 611,818 and 2,117,943 common stock options outstanding for the quarters ended September 30, 2007 and 2006, respectively, nor the assumed exercise of 23,144,165 and 528,284 common stock warrants outstanding for the quarters ended September 30, 2007 and 2006, respectively, since the effect would be antidilutive for the reporting periods.

8. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to the Company’s employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. As a result, for the three months and nine months ended September 30, 2007 and 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three months and nine months ended September 30, 2007 and 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling, General and Administrative	$395,000	$878,000	$1,265,000	$4,074,000

Research and Development	33,000	55,000	82,000	159,000

Cost of revenue	45,000	87,000	96,000	209,000

Total non-cash stock compensation	$473,000	$1,020,000	$1,443,000	$4,442,000

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $0.01 per share. The market value of these shares at the time of grant was $8.84 and vested one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $0.01 per share. The fair market value of these shares at the date of grant was $8.84 and vested immediately. Additionally, in connection with the commencement of Mr. Schwallie’s employment, the Company granted Mr. Schwallie an option to purchase 500,000 shares of common stock at an exercise price of $8.84 per share. The option vests as to 25% of the original number of shares on the first anniversary of the grant date and 25% of the original number of shares at the end of each successive year following the first anniversary of the grant date until the fourth anniversary of the grant date. The option agreement also contained a termination of relationship clause resulting in accelerated vesting during the first year of employment. As a result of these restricted stock and stock option awards, the Company recorded non-cash stock-based compensation charges of approximately $147,000 and $368,000 for the three months ended September 30, 2007 and 2006, respectively, as well as $442,000 and $2,106,000 for the nine months ended September 30, 2007 and 2006, respectively.

Mr. Schwallie also had the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The shares subject to this agreement vest immediately upon the achievement of these performance goals. It is no longer possible to meet the goals for 200,000 of these shares, and the Company determined that as of September 30, 2007 it was not probable that the remaining 100,000 restricted shares would be issued. Therefore, no compensation cost has yet been recognized. If a change in control event, as described in our 2003 Stock Incentive Plan and meeting parameters to be determined by our board of directors, occurs, and Mr. Schwallie is still employed by the Company, the remaining restricted shares would be granted to Mr. Schwallie unless it is no longer possible for the remaining target to be met.

On October 31, 2007 Mr. Schwallie resigned as the company’s chief executive officer.

Director Compensation

In January 2007, the Company granted a total of 75,040 shares of restricted common stock to its non-employee directors at a price of $3.63 per share, all shares vesting monthly over a one-year period. In May 2007, the Company granted 29,263 shares of restricted stock to Mr. Bernard H. Cherry in connection with his appointment as chairman of the board of directors. In August 2007, the Company granted 26,746 shares of restricted stock to Mr. John Fox and Mr. Michael Miller in connection with their appointment to the board of directors. Mr. Fox and Mr. Miller were nominated by Perseus in accordance within its rights under the Perseus Agreement. Each of them hold these shares of restricted common stock as a nominee of Perseus and disclaims beneficial ownership thereof, except to the extent he has any pecuniary interest in these shares. The non-cash stock compensation cost associated with these three restricted common stock grants of approximately $77,000 and $214,000 for the three months and nine months ended September 30, 2007, respectively, is reflected in selling, general and administrative expenses.

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

As a result, during the three months and nine months ended September 30, 2007, the Company recorded severance charges of approximately $0 and $702,000 respectively. These costs are accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and were included as a charge to the results of operations for the three months and nine months ended September 30, 2007. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

The following table summarizes the severance provision, the severance amount paid and remaining severance costs for the 2007 restructuring costs by segment:

	Northern	Proton	Other	Total
Provision	$559,803	$78,433	$63,652	$701,888
Amounts paid	(559,803)	(78,433)	(63,652)	(701,888)

Balance at September 30, 2007	$—	$—	$—	$—

As a result of its decision to exit the Waitsfield facility and consolidate its Northern operations in Barre Vermont by June 30, 2007, the Company revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated the related depreciation charges. Therefore, the Company recorded additional depreciation expense of approximately $2.4 million, respectively, for the nine months ended September 30, 2007 to reduce the facility to its estimated net residual value of approximately $2.0 million. These depreciation charges are included in selling, general and administrative expenses.

10. STOCKHOLDER’S EQUITY

Changes in stockholder’s equity for the nine months ended September 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$46,740
Net loss	(40,163)
Issuance of common stock from exercise of stock options	195
Issuance of common stock from ESPP program exercises	97
Issuance of warrants	16,318
Beneficial conversion feature embedded in convertible debt	7,968
Stock based compensation	1,443
Change in unrealized loss on marketable securities	9

Balance at September 30, 2007	$32,607

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

The warrant will vest in four subsequent tranches, each as to 0.5% of the Company’s common stock outstanding from time to time, at such time as MSW has funded (1) $21.25 million, (2) $42.5 million, (3) $63.75 million and (4) $85 million in the aggregate to projects developed under the Joint Venture Agreement or we have entered into engineering, procurement and construction (“EPC”) or operation and maintenance (“O&M”) contracts with projects sourced by MSW with aggregate values equal to those thresholds. Each of these subsequent tranches will have a purchase price equal to the lower of 80% of the fair market value of our common stock on the vesting date or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. Each subsequent tranche will be exercisable until the second anniversary of the vesting date of that tranche, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least equal to the fair market value on the vesting date.

The Company estimated the fair value of the warrant issued under this arrangement using a binomial lattice model. The fair value of the first tranche of the warrants at March 7, 2007 was determined to be $1.51 per share. As a result the company recorded a non-cash charge of approximately $5,841,000 associated with 3,868,524 shares issuable under this first tranche during the three months ended March 31, 2007. The fair value of the shares issuable upon exercise of the warrant that become available in the four subsequent tranches will be recorded when each respective funding level is achieved.

In June 2007, as a result of the issuance of the Initial Warrant, the number of shares issuable upon the exercise of the warrants issued under the first tranche to MSW was increased by 686,787 shares. The fair value of these additional shares was determined to be $0.17 per share which resulted in a non-cash charge of approximately $119,000 during the quarter ended June 30, 2007.

In August 2007, as a result of the issuance of the Subsequent Convertible Note and the Subsequent Warrant, the number of shares issuable upon the exercise of the warrants issued under the first tranche to MSW was increased by 3,074,714 shares. The fair value of these additional shares was determined to be $0.14 per share which resulted in a non-cash charge of approximately $427,000 during the quarter ended September 30, 2007.

12. COMMITMENTS AND CONTINGENCIES

Contracts

The Company has agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, the Company was notified that the manufacturer of these engines, STM Power, Inc., (“STM”) had ceased operations.

The Company has informed its two customers that, due to STM’s cessation of operations, it is likely that it would be unable to complete and maintain these power systems as planned. As of September 30, 2007 the Company has recorded estimated project losses of approximately $1.1 million, which represents its current best estimate of the costs required to resolve or settle the two contracts. The range of possible loss for the two matters is estimated to be from $0.4 million to $1.8 million. Accordingly, should adverse resolutions related to these contracts occur, the Company estimates that it could incur additional losses beyond those currently recorded of approximately $0.7 million. On October 18, 2007, one of the two customers commenced suit in the Superior Court of New Jersey seeking damages in the amount of $4.0 million that allegedly resulted from a contract to install a power system at their facility. We believe that the amount of damages being sought by the plaintiff is without merit. The additional costs to the Company of defending any litigation or other proceedings, even if resolved in the Company’s favor, could be substantial. The Company believes a portion of these losses may be covered by its insurance policies; however, the losses have been recorded without any assumed insurance proceeds.

Warranty

The changes in the carrying amount of warranties for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Balance as of December 31:	$813,445	$417,693
Warranties issued in period	493,875	649,129
Adjustments to provision	(69,004)	76,521
Warranty claims	(625,427)	(729,174)

Balance as of September 30:	$612,889	$414,169

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Wallingford Agreement”) with the Connecticut Development Authority (the “Authority”). The Wallingford Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire October 15, 2010; whereby the Company could be required to pay back a portion of the sales tax relief received. The employment threshold clause was subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Wallingford Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Wallingford Agreement, plus a 7.5% penalty). Proton was required under the Wallingford Agreement to place $419,250 in escrow related to these recapture clauses. The Company did not meet the employment threshold recapture clause by the compliance date of December 31, 2006 and accordingly had accrued $152,000 related to this matter. The Company paid $155,000 to the Authority in May 2007. As a result of the payment, the Authority agreed to reduce the required escrow amount to $291,000 which is included within long term restricted cash at September 30, 2007. At this time all the other conditions that would require payment are remote and the Company has not accrued any additional liability.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $375,000 and $348,000 for certain state income and sales tax contingencies for which there may be exposure at September 30, 2007 and December 31, 2006, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

Financial information as of and for the three months and nine months ended September 30, 2007 and 2006, (in thousands) is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Proton	$3,268	$6,596	$7,741	$11,025
Northern	3,875	8,159	14,654	20,780

Consolidated	$7,143	$14,755	$22,395	$31,805

Included within Northern’s revenues for the quarters ended September 30, 2007 and 2006 are sales to its largest international customer totaling approximately 2% and 9% of consolidated revenues, respectively. The Company believes it has no risk of foreign dependence.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss from operations:
Proton	$(755)	$(1,647)	$(3,240)	$(5,849)
Northern	(6,727)	(3,197)	(18,992)	(8,599)
Eliminations and other	(1,975)	(1,704)	(11,697)	(6,540)

Consolidated	$(9,457)	$(6,548)	$(33,929)	$(20,988)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss:
Proton	$(731)	$(1,644)	$(3,204)	$(5,826)
Northern	(6,778)	(3,256)	(19,173)	(8,735)
Eliminations and other	(7,735)	(1,416)	(17,786)	(5,636)

Consolidated	$(15,244)	$(6,316)	$(40,163)	$(20,197)

	September 30, 2007	December 31, 2006
Total assets:
Proton	$65,847	$73,488
Northern	20,935	25,380
Eliminations and other	(36,842)	(28,978)

Consolidated	$49,940	$69,890

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

Our hydrogen generator systems utilize proprietary proton exchange membrane, or PEM, electrochemical technology to produce hydrogen through the electrolysis of water. Our hydrogen generators have been designed to address the existing demand for industrial hydrogen in a safer and more cost-effective manner than truck-delivered hydrogen. We have installed over 900 hydrogen generators in more than 40 countries over more than five years of operations. Our hydrogen generators are also being used in demonstration projects to supply fuel to fuel cell vehicles. We are developing core PEM technology to combine our hydrogen generator technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity, which we refer to as a regenerative fuel cell system. In the longer term, we believe our regenerative fuel cell systems will enable renewable energy solutions by facilitating the storage of energy produced by non-depleting, non-polluting energy sources, such as solar, wind and hydroelectric power.

Update on our Financial Condition; Perseus Transaction

Since December 31, 2006, our financial condition has deteriorated significantly. We had anticipated that our previously announced revenue initiatives would improve sales and margins, but our sales and gross margins in the quarter and the nine months ended September 30, 2007 were below our expectations. Our previously announced joint venture with Morgan Stanley Wind LLC has not generated any new business to date. Accordingly, we have been required to raise additional funds and significantly cut our costs in order for our business to survive.

To address our need to raise additional working capital, we entered into two loan transactions with Perseus Partners VII, L.P., or Perseus, which are described in more detail in Notes 1 and 4 to our condensed consolidated financial statements included in this Quarterly Report on form 10-Q. On June 1, 2007, we closed on the first of these transactions, in which we borrowed $12.5 million from Perseus and issued to Perseus a warrant to purchase shares of our common stock. This loan bore interest at the rate of 12.5% per annum and was secured by all of our assets and those of our material subsidiaries. On August 24, 2007, we closed on the second of the two transactions, in which we borrowed $15.0 million from Perseus, used a portion of these proceeds to repay the principal and accrued interest on the initial loan and issued another warrant to Perseus to purchase additional shares of our common stock. The net amount we received in the second loan, after deducting the amount necessary to repay the principal and accrued interest due on the initial note, was $2.1 million.

In connection with the loans from Perseus, we have agreed with them to use commercially reasonable efforts to sell our Proton subsidiary, and we have engaged an investment bank to assist us in this process. We are in the process of providing information about Proton to prospective buyers and hope to receive one or more bids in the near term. We expect to make a decision about the sale of Proton, subject to Board and possibly shareholder approval, by the end of the year.

On September 14, 2007 the Company received a notification from NASDAQ providing notification that, for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). The Company, in accordance with NASDAQ Marketplace Rule 4450(e)(2), has been provided 180 calendar days, or until March 12, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before March 12, 2008. If we do not regain compliance, our common stock will be delisted. If our common stock is delisted, the liquidity and marketability of shares of our common stock will decrease.

We incurred significant operating losses and negative cash flows from operating activities in each of the last three years and during the quarter and the nine months ended September 30, 2007. Such circumstances raise substantial doubt about our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, sell the Proton subsidiary and certain operating assets, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under its current debt agreements adequate to conduct its business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

While we recently obtained funding from Perseus as described above, we do not expect that our current capital resources will be sufficient to operate our business beyond the first quarter of 2008, and we expect that we will need to raise additional capital no later than the end of the first quarter of 2008 to continue to operate. Our ability to continue our operations in the long term will be subject to a number of factors that pose additional risk and uncertainty, including:

•

Our ability to secure additional capital funding or debt funding in the near future on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses.

•

Our ability to complete a sale/leaseback transaction of our Wallingford, Connecticut facility and the willingness of Perseus to make available to use the cash proceeds of such a sale, in which proceeds Perseus has an ongoing security interest.

•	The potential acceleration of debt service payments by one or more of our lenders as the result of subjective acceleration clauses in our debt agreements.

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

Revenue Recognition—Contract Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern Power segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” or SOP 81-1, based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be subject to our judgment. For the nine months ended September 30, 2007 and 2006, approximately 73% and 61% of our contract revenue, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. During the three months ended September 30, 2007, we experienced increased estimated costs to complete on certain contracts which reduced or eliminated our estimated gross margin on these contracts. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our gross margin percentage for contract revenue may be affected by these changes in estimates and was (24)% and 3% for the nine months ended September 30, 2007 and 2006, respectively.

Revenue Recognition—Service Revenue

For service and repair contracts, we recognize revenue as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the service period.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at September 30, 2007 would have affected our pre-tax loss by approximately $61,000 for the nine months ended September 30, 2007.

Inventory

We record inventory at the lower of cost or market value. We determine cost by the first-in, first-out method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of September 30, 2007 would have affected our pre-tax loss by approximately $67,000 for the nine months ended September 30, 2007.

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

In the third quarter of 2007, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition because of our intention to find a buyer for service business. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service contracts and non-compete agreements has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007.

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

In January 2007, we announced that we were combining the Northern and Proton businesses under Distributed Energy. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. We also announced plans to exit the Waitsfield, Vermont facility and consolidate all of the Northern operations in the Barre, Vermont facility. As a result of our decision to exit the Waitsfield facility and consolidate our Northern operations in Barre, Vermont by June 30, 2007, we revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated depreciation charges. Therefore, we recorded additional depreciation expense of approximately $2.4 million for the nine months ended September 30, 2007.

Stock-Based Compensation

Stock-Based Compensation – Employee Stock-Based Awards

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Program, or the ESPP, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Condensed Consolidated Financial Statements, as of and for the three-month and nine-month periods ended September 30, 2007 and 2006, reflect the impact of SFAS 123(R). Non-cash stock compensation expense for the three month ended September 30, 2007 and 2006 was approximately $468,000 and $995,000, respectively. Non-cash stock compensation expense for the nine months ended September 30, 2007 and 2006, was approximately $1,423,000 and $4,370,000, respectively, which consisted primarily of stock-based compensation expense related to employee stock options and restricted stock recognized under SFAS 123(R). In addition, stock-based compensation expense for the three-month period ended September 30, 2007 and 2006 of approximately $5,000 and $25,000, respectively, were recognized related to our ESPP. Stock-based compensation expense for the nine-month period ended September 30, 2007 and 2006 of approximately $20,000 and $72,000, respectively, were recognized related to our ESPP.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months and nine months ended September 30, 2007 and 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for the first three quarters of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

In February 2007, FASB issued SFAS No, 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No.115,” or SFAS 159. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sales and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Since its initial issuance, the FASB has received considerable input regarding the implications of the standard on the valuation of non-financial assets and liabilities. As a result, the FASB is proposing to amend the scope of SFAS 157 to exclude its application to lease accounting and clarify its disclosure requirements relative to pension and other post-retirement employee benefit assets and liabilities. In light of the changes being proposed and the underlying implications of the overall pronouncement, we are currently evaluating its potential impact to our financial statements and results of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and the Three Months Ended September 30, 2006

Revenues:

	Quarter Ended
Net revenues	September 30, 2007	September 30, 2006	Increase (decrease)
Contract	$3,776,580	$7,407,614	$(3,631,034)	-49%
Product	1,263,328	5,644,028	(4,380,700)	-78%
Service	2,103,363	1,703,661	399,702	23%

Total	$7,143,271	$14,755,303	$(7,612,032)	-52%

The net decrease in contract revenues is a result of decreased revenue associated with our Northern subsidiary, offset in part by increased revenue associated with our Proton subsidiary. Northern contract revenues decreased approximately $4.5 million in the third quarter of 2007 compared to the same period in 2006. This decrease primarily related to approximately $1.9 million and $1.8 million associated with Northern’s oil and gas and power distributor contracts. There were fewer new contracts in process compared to the prior year’s quarter. The decrease in Northern’s revenue was partially offset by an approximate $1.0 million increase in Proton’s contract revenue resulting from the increased number and size of contracts in the third quarter of 2007 compared to the third quarter of 2006.

The decrease in product revenue of $4.4 million in the third quarter of 2007 compared to the 2006 primarily relates to Proton H-series unit sales. In the third quarter of 2006, we determined we had adequate warranty history on our HOGEN H-series generators to recognize revenue and establish an accurate warranty accrual upon shipment. Prior to the third quarter 2006, revenue on such H-series units was recognized at the end of the warranty period, generally one year from the date of shipment. Accordingly, third quarter 2006 product revenue includes approximately $4.5 million of previously deferred H-series revenue. The decrease in product revenue in the third quarter of 2007 compared to the same period in 2006, relates to decreased HOGEN S series revenue of approximately $0.3 million resulting from the shipment of fewer units. These decreases were partially offset by increased shipments of laboratory generators and revenue associated with Proton’s new Stable Flow product.

The following table presents hydrogen generator unit shipment details:

	Quarter Ended
Hydrogen generator unit shipments	September 30, 2007	September 30, 2006	Increase (decrease)

S series	1	6	(5)
H series	6	5	1
StableFlow	4	—	4
Laboratory generators	17	13	4

Total	28	24	4

The increase in service revenue relates to Northern’s increased operating and maintenance business of approximately $0.5 million. This is offset by a decrease of approximately $0.1 million associated with Northern’s international field service business.

As of September 30, 2007, our backlog was valued at approximately $12.7 million, consisting of contract and service backlog valued at approximately $5.2 million for Northern and $4.5 million for Proton and product backlog for Proton valued at approximately $3.0 million.

Costs of revenue:

	Quarter Ended
Cost of revenues	September 30, 2007	September 30, 2006	Increase (decrease)
Contract	$5,414,737	$7,135,277	$(1,720,540)	-24%
Product	1,123,192	5,262,627	(4,139,435)	-79%
Service	3,247,246	1,850,167	1,397,079	76%

Total	$9,785,175	$14,248,071	$(4,462,896)	-31%

Cost of contract revenues as a percentage of contract revenues increased from 96% in the third quarter of 2006 to 143% in the third quarter of 2007. Northern’s costs of contract revenues as a percentage of revenues increased from 97% in the third quarter of 2006 to 195% in the third quarter of 2007. This increase in costs and decrease in gross margins is due to additional cost overruns and loss provisions on contracts, particularly in its on-site power distributor business. The estimated costs to complete one of our on-site power distributor projects increased approximately $1.0 million during the three months ended September 30, 2007 due to changing conditions and new developments associated with completing the project. Proton’s cost of contract revenue as a percentage of contract revenue decreased from 88% for the three months ended September 30, 2006 to 71% for the comparable 2007 period. The increase in gross margin on Proton’s contracts was due to a change in contract mix from lower margin cost-share arrangements to higher margin fixed-price and cost-plus-fixed-fee contracts.

Cost of product revenue as a percentage of product revenue decreased from 93% in the third quarter of 2006 to 89% in the third quarter of 2007. The decrease in cost of product revenue as a percentage of revenue was primarily attributable to a reduction in warranty costs associated with Proton’s hydrogen generators in 2007 as compared to the 2006 period, offset in part by a shift from high-margin S-series revenue to lower margin laboratory generators. Additionally, the third quarter 2006 product cost of revenue included approximately $4.1 million of previously deferred H- series costs of revenue that was recognized at the end of warranty period.

Cost of service revenue as a percentage of service revenue increased from 109% in the third quarter of 2006 to 154% in the third quarter of 2007. The increase in cost of service revenue as a percentage of service revenue was due to approximately $0.2 million of infrastructure cost reductions related to our 2007 strategic reorganization (Refer to Note 9 of the financial statements for information related to our 2007 strategic reorganization) and a change in Northern’s mix of service contracts from higher margin international field service contracts to lower margin long-term domestic operating and maintenance contracts. For the three months ended September 30, 2007, approximately 78% of Northern’s service contract revenues were related to domestic operating and maintenance contracts compared to approximately 61% of service contract revenues for the comparable 2006 period. In addition, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition in the third quarter of 2007. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service contracts and non-compete agreements has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Quarter Ended
Research and development	September 30, 2007	September 30, 2006	Increase (decrease)
Employee related	$232,746	$414,348	$(181,602)	-44%
Project material	18,694	276,728	(258,034)	-93%
Depreciation and amortization	71,885	103,399	(31,514)	-30%
Stock based compensation	33,102	54,570	(21,468)	-39%
Other	174,003	97,111	76,892	79%

Total	$530,430	$946,156	$(415,726)	-44%

Employee-related research and development costs and project material costs decreased as a result of fewer employees, less developmental efforts associated with Proton’s hydrogen generators, and lower project material costs at Northern, related to development of its power distributor products. The increase in other research and development costs in the third quarter of 2007 was attributed primarily to costs associated with the $0.1 million settlement agreement for a terminated development contract.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Quarter Ended
Selling, general and administrative	September 30, 2007	September 30, 2006	Increase (decrease)
Employee related	$2,037,456	$2,861,657	$(824,201)	-29%
Marketing and advertising	206,064	262,013	(55,949)	-21%
Depreciation, amortization	383,755	387,183	(3,428)	-1%
Stock based compensation	395,226	878,500	(483,274)	-55%
Legal, consulting and accounting	667,859	557,684	110,175	20%
Other	2,594,731	1,162,628	1,432,103	123%

Total	$6,285,091	$6,109,665	$175,426	3%

The decrease in employee-related costs for the three months ended September 30, 2007 is directly related to our 2007 strategic reorganization. The decrease in stock-based compensation primarily relates to the absence in 2007 of expenses in connection with restricted stock granted to our CEO in January 2006 as part of his employment arrangement. These restricted stock awards vested over one year and accordingly $0.2 million was recorded in the third quarter of 2006. No amount was recorded in the third quarter of 2007 since these awards were fully vested. The additional decrease in stock based compensation relates to fewer unvested stock options outstanding resulting from employee terminations. The increase in other expenses relates to an increase in bad debt expense of $0.7 million, primarily at Northern and $0.4 million of non-cash charges associated with additional warrants earned by MSW, pursuant to our joint venture agreement.

Loss on extinguishment of debt: On August 24, 2007, we closed on the $15.0 million subsequent convertible note. The net amount we received was $2.1 million, after deducting the amount necessary to repay the principal and interest due on the outstanding senior secured promissory note issued by us to Perseus on June 1, 2007, or the initial note. In connection with this loan, the initial note was cancelled and the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.2 million and $2.0 million, respectively, relating to the initial note were written off, resulting in a loss on extinguishment of debt of approximately $3.3 million in the third quarter of 2007.

Interest income: Interest income decreased from $358,000 for the three months ended September 30, 2006 to $71,000 for the comparable period in 2007. The decrease is attributable to lower cash balances and lower interest rates. The average interest rates for the three months ended September 30, 2007 and 2006 were approximately 3.2% and 5.2%, respectively. The average cash and marketable securities balances for the nine months ended September 30, 2007 and 2006 were approximately $8.4 million and $27.6 million, respectively.

Interest expense: Interest expense increased from $195,000 for the three months ended September 30, 2006 to $2.6 million for the comparable period in 2007. The increase was primarily the result of interest charges associated with our notes payable to Perseus described in the Update on our Financial Condition section above. These charges include amortization of the debt discount, debt issuance costs, and beneficial conversion feature related to these notes.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Revenues:

	Year To Date
Net revenues	September 30, 2007	September 30, 2006	Increase (decrease)
Contract	$14,918,224	$17,680,417	$(2,762,193)	-16%
Product	2,578,099	8,583,934	(6,005,835)	-70%
Service	4,898,836	5,540,519	(641,683)	-12%

Total	$22,395,159	$31,804,870	$(9,409,711)	-30%

The decrease in contract revenue was the result of higher contract revenue of $2.5 million associated with Proton contracts offset in part by a decrease in contract revenues of $5.1 million associated with Northern contracts. Proton’s contract revenue increased approximately $2.5 million, related to an increased number and size of contracts in the first nine months of 2007 compared to the same period in 2006. The decrease in Northern’s contract revenue relates primarily to decreases in its power distributor, oil and gas, and contract research and development businesses of approximately $0.6 million, $4.9 million and $2.0 million, respectively. Fewer contracts remained active during 2007 compared to the prior year. These decreases were partially offset by increases in Northern’s wind businesses of approximately $2.4 million.

The decrease in product revenue of $6.0 million in the first nine months of 2007 compared to the 2006 period primarily relates to Proton H-series units. Product revenue in 2006 includes approximately $5.2 million of previously deferred H-series revenue, which we recognized in the third quarter of 2006 as a result of our determination that we had adequate warranty history on our HOGEN H-series generators to recognize revenue and establish an accurate warranty accrual upon shipment. The decrease in product revenue in the third quarter of 2007 compared to the comparable 2006 quarter also related to decreased HOGEN S series revenue of approximately $1.3 million due to fewer unit shipments. These decreases were partially offset by increased revenue associated with higher shipments of laboratory generators and revenue associated with Proton’s new Stable Flow product.

The following table presents hydrogen generator unit shipment details:

	Year To Date
Hydrogen generator unit shipments	September 30, 2007	September 30, 2006	Increase (decrease)
S series	7	32	(25)
H series	10	14	(4)
StableFlow	5	—	5
Laboratory generators	50	47	3

Total	72	93	(21)

The $0.6 million decrease in service revenue during the nine months ended September 30, 2007 relates primarily to Northern’s international field service business.

As of June 30, 2007, our backlog was valued at approximately $12.7 million, consisting of contract and service backlog valued at approximately $5.2 million for Northern and $4.5 million for Proton and product backlog for Proton valued at approximately $3.0 million.

Costs of revenues:

	Year To Date
Cost of revenues	September 30, 2007	September 30, 2006	Increase (decrease)
Contract	$18,550,729	$17,125,439	$1,425,290	8%
Product	2,235,381	8,272,588	(6,037,207)	-73%
Service	6,444,774	5,365,823	1,078,951	20%

Total	$27,230,884	$30,763,850	$(3,532,966)	-11%

Cost of contract revenues as a percentage of contract revenues increased from 97% in the first nine months of 2006 to 124% in the first nine months of 2007. Northern’s costs of contract revenues as a percentage of revenues increased from 97% in the first nine months of 2006 to 146% in the first nine months of 2007. Proton’s cost of contract revenue as a percentage of contract revenue decreased from 94% for the nine months ended September 30, 2006 to 70% for the comparable 2007 period. The increase in Northern’s contract costs is partially due to the recording of loss reserves of approximately $1.0 million associated with two contracts utilizing Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power Inc., had ceased operations. These additional costs are our current best estimate of the additional costs we will incur to resolve or settle these two contracts. Additionally, Northern’s gross margins decreased due to additional cost overruns and loss provisions on contracts, particularly in its on-site power distributor business as well as from fewer, less profitable contracts in its oil and gas and contract research and development businesses compared to the same period in 2006. The estimated costs to complete one of our on-site power distributor projects increased approximately $2.2 million during the nine months ended September 30, 2007 due to changing conditions and new developments associated with completing the project. Proton’s cost of contract revenue as a percentage of revenue decreased as a result of the increase in the number of active contracts as well as a change in contract mix from lower margin cost-share arrangements to higher margin fixed-price and cost-plus-fixed-fee contracts.

Product cost of revenue as a percentage of product revenue decreased from 96% in the first nine months of 2006 to 87% in the first nine months of 2007. The decrease in cost of product revenue as a percentage of revenue was primarily attributable to a reduction in warranty costs associated with Proton’s hydrogen generators in 2007 as compared to 2006. In addition, there was a shift from higher margin S-series revenue to lower margin laboratory generators. Additionally, product cost of revenue during the first nine month of 2007 included approximately $5.2 million of previously deferred H- series costs of revenue that was recognized at the end of warranty period.

Service cost as a percentage of service revenue increased from 97% in the first nine months of 2006 to 132% in the first nine months of 2007. This increase in cost of service revenue was attributable to a change in Northern’s mix of service contracts from higher margin international field service contracts to lower margin long-term domestic operating and maintenance contracts. In the first nine months of 2007, 78% of Northern’s service revenues were primarily from domestic field service and long-term operating and maintenance contracts compared to approximately 66% of service contract revenues for the comparable 2006 period. In addition, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition in the third quarter of 2007. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service contracts and non-compete agreements has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

	Year To Date
Research and development	September 30, 2007	September 30, 2006	Increase (decrease)
Employee related	$1,169,147	$1,763,402	$(594,255)	-34%
Project material	97,626	830,085	(732,459)	-88%
Depreciation and amortization	264,622	348,652	(84,030)	-24%
Stock based compensation	82,376	158,800	(76,424)	-48%
Other	198,626	(281,418)	480,044	171%

Total	$1,812,397	$2,819,521	$(1,007,124)	-36%

Employee-related research and development costs and project material costs decreased based on fewer employees, less developmental efforts associated with Proton’s hydrogen generators, and lower project material costs at Northern, related to its power distributor products business. Other costs increased primarily due to the recognition of $0.5 million of credits in 2006 from achieving specified milestones on Proton’s Connecticut Clean Energy Fund programs. Only $0.2 million of credits related to these programs were recognized in the comparable period of 2006. Additionally, other research and development costs increased in the third quarter of 2007 due to costs associated with the execution of a $0.1 million settlement agreement for a terminated development contract.

Restructuring costs:

During the nine months ended September 30, 2007, we recorded severance charges of approximately $702,000, resulting from our strategic re-organization announced in January 2007. The re-organization effort eliminated approximately 60 jobs in January and an additional 25 jobs in May. (Refer to Note 9 of the financial statements for information related to our 2007 strategic reorganization)

General and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Year To Date
Selling, general and administrative	September 30, 2007	September 30, 2006	Increase (decrease)
Employee related	$7,647,088	$8,568,878	$(921,790)	-11%
Marketing and advertising	602,168	763,882	(161,714)	-21%
Depreciation, amortization	3,535,051	1,104,185	2,430,866	220%
Stock based compensation	1,264,664	4,074,315	(2,809,651)	-69%
Legal, consulting and accounting	2,366,642	1,151,845	1,214,797	105%
Other	11,163,006	3,546,557	7,616,449	215%

Total	$26,578,619	$19,209,662	$7,368,957	38%

The decrease in employee-related costs for the nine months ended September 30, 2007 reflects the cost reductions related to our 2007 strategic reorganization. The increase in depreciation and amortization of $2.4 million is the result of our decision to accelerate the depreciation related to our Waitsfield, VT facility based on our plan to exit that facility by June 30, 2007. The decrease in stock-based compensation primarily relates to restricted stock charges of approximately $1.7 million recorded in the first nine months of 2006 associated with the employment agreement of our chief executive officer. The additional $1.1 million decrease in stock based compensation relates to fewer unvested stock options outstanding as a result of employee terminations. The increase in legal, consulting and accounting expenses primarily relates to the legal fees associated with the joint venture agreement with Morgan Stanley Wind, LLC and costs associated with financing efforts and real estate advice related to our Waitsfield building exit plan. The increase in other selling, general and administrative expenses primarily relates to $1.0 million bad debt expense at Northern and $6.4 million of non-cash charges associated with warrants issued to Morgan Stanley Wind, LLC in connection with our joint venture agreement.

Loss on extinguishment of debt: In connection with our August loan from Perseus, the initial note was cancelled and the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.2 million and $2.0 million, respectively, were written off, resulting in a loss on extinguishment of debt of approximately $3.3 million in the third quarter of 2007.

Interest income: Interest income decreased from $1.1 million for the nine months ended September 30, 2006 to $0.5 million for the comparable period in 2007. The decrease resulted from lower cash balances. The average interest rates for the nine months ended September 30, 2007 and 2006 were relatively stable at 4.4% and 4.5%, respectively. The average cash and marketable securities balances for the nine months ended September 30, 2007 and 2006 were approximately $10.2 million and $33.0 million, respectively.

Interest expense: Interest expense increased from $534,000 for the nine months ended September 30, 2006 to $3,630,000 for the comparable period in 2007. The increase was primarily the result of interest charges associated with our notes payable to Perseus described in the Update on our Financial Condition section above. These charges included amortization of the debt discount, debt issuance costs, and beneficial conversion feature related to these notes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through September 2007, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances, an initial public offering, an equity distribution agreement and debt that, in total, raised approximately $222.7 million. As of September 30, 2007, we had $6.6 million in cash, cash equivalents and marketable securities.

Cash used in operating activities was $24.2 million for the nine months ended September 30, 2007 and was primarily attributable to our net loss, increases in inventories, increases in accounts receivable, and decreases in accounts payable and accrued expenses, partially offset by non-cash charges to income such as depreciation, amortization, amortization of debt discount and financing costs, loss on extinguishment of debt, expense for warrants issued and stock compensation expense. Cash used in operating activities was $19.3 million for the nine months ended September 30, 2006 and was primarily attributable to our net loss, increases in accounts receivable and decreases in deferred revenues and contract advances, partially offset by non-cash depreciation, amortization and stock compensation expense, and an increase in billings in excess of costs.

Cash provided by investing activities was $18.2 million for the nine months ended September 30, 2007 and was primarily attributable to the proceeds from the maturities and sales of marketable securities and the release of restricted cash related to our Webster Bank Mortgage. Cash used in investing activities was $8.1 million for the nine months ended September 30, 2006 and was primarily attributable to the reservation of restricted cash as a result of our amended Webster Bank agreement, the acquisition of the operations and maintenance business of Crown Engineering and Construction, Inc in April, 2006 and the purchase of fixed assets, partially offset by net proceeds from the maturity of marketable securities.

Cash provided by financing activities was approximately $7.7 million for the nine months ended September 30, 2007 and was primarily attributable to borrowings from Perseus and proceeds received from exercised incentive stock options offset by the payoff of our Wallingford mortgage. Cash provided by financing activities was $8.5 million for the nine months ended September 30, 2006 and was primarily attributable to proceeds received in conjunction with the sale of stock, partially offset by payments under Proton’s and Northern’s debt agreements. In 2006, we sold an aggregate of 1,171,297 shares under an equity distribution agreement, at daily average prices ranging from $6.43 to $6.81 per share, resulting in net proceeds of approximately $7.5 million. Additional proceeds were received from exercised incentive stock options and exercised common stock warrants

We incurred significant operating losses and negative cash flow from operating activities in each of the last three years and during the nine months ended September 30, 2007. Such circumstances raise substantial doubt about our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, to reduce our operating losses and operate profitably, to generate cash flow from operations, as well as our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets and we might receive significantly less than the value at which they are carried on our consolidated financial statements.

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. This plan includes the following elements:

•

We announced a 60 person (approximately 20%) reduction of our workforce on January 31, 2007 and an approximately 25 person reduction of our workforce in May 2007. We will make additional workforce reductions in the future if business conditions warrant.

•	We have exited our Waitsfield, Vermont facility and combined our Vermont operations into our Barre, Vermont facility. We have engaged a commercial real estate broker to sell our Waitsfield facility.

•	We are looking to raise additional capital.

•

We have engaged an investment banker to assist us in the sale of our Proton subsidiary. If we are able to complete the sale of Proton, we would expect to use the cash generated to fund operations and service our debt.

•

We have engaged a commercial real estate broker to identify parties that would be interested in purchasing our Connecticut facility and leasing it back to us. If we are successful in completing a sale of this facility, Perseus has a security interest in the cash proceeds and accordingly may not allow us to use these proceeds to fund our operations.

•

We have redesigned our sales opportunity management and contract negotiation process and with such changes we hope to be more selective about the contracts we enter into. In particular, we expect that revenues associated with our on-site business will continue to decrease as we focus on other areas of our business with more profit potential. To date we have not increased revenue.

A number of factors however, pose risk and uncertainty in the execution of our plan, including:

•

Our ability to secure additional capital funding on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

•	Our ability to successfully sell our Proton subsidiary.

•

Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues. We are working to win new Northern contracts. Our plan will be adversely impacted if we do not secure those contracts.

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow.

•	Our ability to control operating expenses.

•	Our ability to complete a sale/leaseback transaction of our Wallingford, Connecticut facility and the willingness of Perseus to allow us to use the proceeds of such a sale to fund our operations.

•	The potential acceleration of debt service payments by one or more of our lenders as the result of subjective acceleration clauses in our debt agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At September 30, 2007, we had $0.6 million outstanding under our ten-year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than the Vermont Economic Development Authority’s prevailing rate for taxable financing, which was 6.50% per annum at September 30, 2007, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR COMPANY

We will require funding in order to continue to operate.

Our cash and marketable securities on hand as of September 30, 2007, together with our 2007 forecasted revenues and existing backlog may not be sufficient to fund operations through December 31, 2007. Even though we raised additional funding from Perseus in June and August, we will need to raise additional funding in the near future to support our ongoing operations.

In addition, management may need to take additional actions to further reduce operating expenses. Sufficient funds may not be available to us thereafter or on terms that we deem acceptable, if they are available at all.

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. However, a number of factors pose risk and uncertainty in the execution of our plan, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues;

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow;

•	Our ability to control operating expenses;

•	Our ability to complete a sale/leaseback transaction of our Wallingford facility and the willingness of Perseus to allow us to use the proceeds of such a sale to fund our operations;

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements;

•

Our ability to secure additional equity capital funding or debt funding in the near future on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern. This modification may negatively affect our stock price, our capital-raising efforts or our ability to enter into new contracts with customers. Even after our Perseus funding, there remains substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements.

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of September 30, 2007, we had an accumulated deficit of $229 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing capability and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Our distributed generation business is characterized by a long sales cycle, a relatively small number of projects each year and potential significant cost overruns on individual projects, which can lead to variability and unpredictability in this business from period to period and financial losses on individual projects.

As an engineering, procurement and construction contractor, we design and build a relatively small number of projects for a small number of customers each year. For many of these customers, we will deliver a single system with little or no opportunity for repeat business. Contracts for many of these large projects are awarded by competitive bid. With multiple other bidders on most large project opportunities, we often cannot accurately assess the probability of winning the contract prior to its award by the customer. Sales cycles are very long and projects can be delayed or cancelled for reasons beyond our control. Most large domestic distributed generation and hydrogen generation project opportunities are discretionary purchases for the customer, and, as a result, at the end of the sales cycle many such projects may never materialize for reasons beyond our control. During this lengthy sales cycle, we may incur significant expense and expend significant management effort. Implementation of projects that we are awarded can sometimes take over twelve months. During that time, numerous factors can contribute to cost overruns and schedule delays that affect profitability or result in a net loss. We have recently experienced significant cost overruns on several of our projects, and we expect some ongoing project losses as we work to complete these projects. Generally accepted accounting principles may require us to defer revenue on a significant portion of our contracts until the project is completed, depending on contract terms. These factors make it very difficult for us to generate firm backlog well in advance of the actual projects and to accurately forecast future sales. If our sales forecasts from a specific project or customer for a particular period are not realized in that period, we may be unable to compensate for the shortfall, which could harm our results of operations. In addition, our revenue and results of operations may vary significantly from year to year and from quarter to quarter within a year.

Our distributed generation business is dependent on a small number of customers, and termination of a project by one or more of these customers could harm our business.

Typically, sales of our distributed generation systems are made to customers under single contracts to provide highly specialized on-site power systems designed and built to meet customer specifications. For nine months ended September 30, 2007, our largest 5 customers accounted for 35% of our revenues and our largest 10 customers accounted for 46% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

Many of the components in our distributed generation and hydrogen generation systems, including the proton exchange membrane material used in our PEM products, hydrogen purification system and custom-designed power supplies used in our products, are available only from a limited number of suppliers and in some cases only a single supplier. Some of our suppliers are small- and medium-size companies that may not be able to increase production in an acceptable time period or at acceptable prices or quality levels. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain licenses on commercially reasonable terms or at all, and we may be unable to obtain comparable components from alternative suppliers. Often our supplier’s custom engineer components to our specifications for use in our systems. Delayed deliveries, poor quality and warranty issues can delay production of our products or completion of our projects, reduce our profits and damage our relationships with our customers.

We have agreements with two customers providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We have informed the customers that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned. As of September 30, 2007 the Company has recorded additional estimated project losses of approximately $1.1 million, which represents its current best estimate of the costs required to resolve the two contracts. Should an adverse resolution related to these contracts occur, the Company estimates that it could incur additional losses of approximately $0.7 million, The additional costs to the Company of defending any litigation or other proceedings, even if resolved in the Company’s favor, could be substantial.

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

Our backlog was approximately $12.7 million as of September 30, 2007. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of September 30, 2007 from which we expect to recognize revenue in fiscal 2007 is likely to be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of September 30, 2007, our revenue and results of operations for fiscal 2007 as well as future reporting periods may be materially harmed.

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

The patent situation in the field of wind turbine, distributed generation and PEM fuel cell technology is complex. A large number of patents, including overlapping patents, relating to this technology have been granted worldwide. We are aware of patents in the wind turbine and distributed generation fields held by potential competitors and other third parties, including Ballard Power Systems Inc., General Electric Company, Asea Brown Boveri Ltd., Siemens AG, Gamesa Corporacion Tecnologica, S.A., ENERCON GmbH and Mitsubishi Corporation. We are also aware of patents in the fuel cell architecture field held by potential competitors and other third parties, including Ballard Power Systems Inc., General Motors Corporation, Giner, Inc., Oronzio deNora Impianti Elettrochimici S.p.A., Parker-Hannifin Corporation, Hydrogenics Corporation, Lynntech, Inc., Plug Power Inc., Shinko Pantec Co., Ltd., Siemens AG, Toyota Motor Corporation, United Technologies Corporation and Whatman Inc. Third parties could claim infringement by us with respect to these patents or other patents or proprietary rights, and we may incur significant costs defending ourselves in such proceedings, and there is no assurance that we will prevail in any such proceeding.

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

Because our products are power-producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In particular, hydrogen is a flammable gas and can pose safety risks if not handled properly. We have experienced instances with our products where hydrogen appears to have caused a flame that burned several components in the system. Further investigation of this unit revealed the presence of pinholes in the cell membranes, resulting in hydrogen leakage and cell failure. We cannot be certain that future similar instances will not occur. In addition, our products may require modifications to operate properly under extreme temperatures. Potential customers will also rely upon our products for critical needs, such as backup power. A malfunction of our products could result in significant tort or warranty claims. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce our revenue and harm our business. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages, and if our insurance protection is inadequate to cover these claims, we could be required to make significant payments.

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

OTHER RISKS

Our stock may be delisted, which would affect its ability to be readily traded

On September 14, 2007, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have been provided 180 calendar days, or until March 12, 2008, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before March 12, 2008. If we do not regain compliance, our common stock will be delisted. If our common stock is delisted, the liquidity and marketability of shares of our common stock will decrease.

Our stock price is likely to be highly volatile and may result in substantial losses for investors purchasing shares.

The market price of our common stock is likely to continue to be highly volatile. The stock market in general and the market for technology-related stocks in particular, has been highly volatile. As a result, investors in our common stock may experience a decrease in the value of their common stock regardless of our operating performance or prospects. Our common stock may not trade at the same levels as other technology-related stocks, and technology-related stocks in general may not sustain their current market prices. In addition, an active public market for our securities may not be sustained.

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

Our directors, executive officers and individuals or entities affiliated with our directors as a group beneficially own, approximately 5.5% of our outstanding common stock at November 2, 2007. The interests of these stockholders may differ substantially from the interests of other stockholders. If these stockholders choose to act or vote together, they will have the power to significantly influence the election of our directors, and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us or our other stockholders. Also, third parties could be discouraged from making a tender offer or bid to acquire us at a price per share that is above the then-current market price.

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

On August 24, 2007, pursuant to the terms of the securities purchase agreement, we closed on a $15.0 million loan by Perseus to us. The net amount received by us was $2,140,411, after deduction of the principal and interest due on the outstanding senior secured promissory note issued by us to Perseus on June 1, 2007, or the initial note. In connection with this loan, the initial note was repaid and cancelled, and we executed a senior secured convertible promissory note in favor of Perseus, or the subsequent convertible note, and issued to Perseus a subsequent investment warrant, or the subsequent warrant. The subsequent convertible note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control of us or the liquidation or dissolution of us. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the additional convertible notes. At Perseus’s election, the principal and any unpaid interest under the subsequent convertible note are convertible immediately after issuance into shares of our common stock at a conversion price of $0.57 per share. Assuming that (a) we pay all interest estimated to be $2,544,415 in kind and (b) Perseus fully converts the subsequent convertible note of $15 million and all of the additional convertible notes, Perseus would receive 30,779,675 shares of our common stock. The loan is secured by a security interest on all of our assets and those of its subsidiaries. The subsequent warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of our common stock at exercise prices ranging from $0.80 to $3.00 per share. These issuances were made in a private placement in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Jefferies & Company, Inc., received a commission of $168,750 for acting as sole placement agent in connection with the transaction.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on August 21, 2007, our stockholders approved the following:

(1) To elect each of the following directors as a class I director for a three-year term to extend until our 2010 annual meeting of stockholders and until his successor is duly elected and qualified:

Nominee	For	Withheld	Abstain	Broker Non-Votes
Paul F. Koeppe	31,966,787	2,496,240	—	—
Ambrose L. Schwallie	31,593,342	2,869,685	—	—

(2) To approve the issuance of more than 20% of the outstanding shares of common stock upon the conversion of a proposed $15.0 million senior secured convertible promissory note and the exercise of a related warrant and any change of control that may result therefrom:

For	Against	Abstain	Broker Non-Votes
12,903,870	1,588,949	396,279	19,573,929

(3) To approve an amendment to our certificate of incorporation to increase the authorized number of common shares from 65,000,000 to 250,000,000:

For	Against	Abstain	Broker Non-Votes
30,295,537	3,788,010	379,480	—

(4) To approve an amendment to our certificate of incorporation to authorize a reverse stock split:

For	Against	Abstain	Broker Non-Votes
29,371,260	4,752,838	338,929	—

ITEM 5.	Other Information

ITEM 6.	Exhibits

Exhibit 3.1	– Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to exhibit 3.1 of the company’s report on Form 8-K filed August 27, 2007)

Exhibit 10.1

– Senior Secured Convertible Promissory Note dated August 24, 2007 between the registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 10.1 of the company’s report on Form 8-K filed August 27, 2007)

Exhibit 10.2

– Subsequent Investment Warrant dated August 24, 2007 between the registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 10.2 of the company’s report on Form 8-K filed August 27, 2007)

Exhibit 10.3	– Letter Agreement between the Registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 10.3 of the company’s report on Form 8-K filed August 27, 2007)

Exhibit 10.4	– Form of Indemnification Agreement between the Registrant and Perseus Partners VII, L.P. (incorporated herein by reference to exhibit 10.4 of the company’s report on Form 8-K filed August 27, 2007)

Exhibit 10.5	– Amendment to Employment Agreement between the Registrant and Walter W. Schroeder (incorporated herein by reference to exhibit 10.1 of the company’s report on Form 8-K filed October 1, 2007)

Exhibit 31.1	– Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	– Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	– Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	– Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007	DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ Bernard H. Cherry
Bernard H. Cherry
Interim chief executive officer
(Principal Executive Officer)

	By:	/s/ Peter J. Tallian
Peter J Tallian
Chief Financial Officer
(Principal Financial Officer)