Form 10-K
period 2007-12-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2008-03-17
CIK 1261482

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.    ☐

Indicate by check mark whether the Registration is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 29, 2007 was approximately $51.8 million based on the price of the last reported sale as reported by The NASDAQ Global Market on June 29, 2007. The number of shares outstanding of the Registrant’s Common Stock on March 5, 2008 was 39,993,822.

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

PROTON® , HOGEN®, FUELGEN® and UNIGEN®, are trademarks or registered trademarks of Proton Energy Systems, Inc. Northwind® and SmartView™ are trademarks or registered trademarks of Northern Power Systems, Inc.StableFlowTM, HIPRESSTM and TRANSFORMING ENERGYTM are unregistered trademarks of Proton Energy Systems, Inc. MPower™, PowerRouter™, Power Distributor™, PowerAdvantage™, TeleSol™, SOLS™, TelePower™, Teleprime™, GridTie™, NP-Power™, MT-Power™, TG-Power™, and VT-Power™ are unregistered trademarks of Northern Power Systems, Inc. Other trademarks or service marks appearing in this report are the property of their respective holders.

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

Recent Developments

Starting at the beginning of 2007, management has focused on refinancing the Company, reducing operating expenses and building a sustainable business for the future. Our Proton subsidiary develops and sells on-site hydrogen gas delivery systems. Proton continued to execute on the business model that has been in place for several years with an objective of achieving profitability. Our Northern subsidiary is systematically narrowing its business to focus on the design and sale of direct drive wind turbines. The decision to focus Northern’s business on the sale of direct drive wind turbines is based on the intellectual property that Northern has developed and what we believe to be the market potential for this type of product, combined with Northern’s inability to generate consistent positive gross margins on projects in the highly competitive distributed power and engineering, procurement and construction business. Throughout 2007, Northern completed projects in the distributed power and engineering, procurement and construction businesses, while declining to sign any new additional projects in this area. These projects were typically multi-year projects and in most cases were unprofitable. We are continuing to complete the final phases of a small number of projects and are evaluating the sustainability of our power generation service business. We closed our Waitsfield, Vermont facility and consolidated all of our Northern operations in our Barre, Vermont facility. We reduced our Company’s headcount from 331 at the end of December 2006, to 200 at the end of December 2007, a reduction of 131 for the year. Of these headcount reductions, 85 were a result of our restructuring plan announced in January 2007 and the remaining headcount reductions were through voluntary turnover and were not replaced. A total of 110 were at our Northern subsidiary.

On March 7, 2007, we entered into a Joint Venture Agreement with Morgan Stanley Wind LLC, a subsidiary of Morgan Stanley, or MSW. This agreement established a framework for us and MSW to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies. This agreement was terminated in February 2008 and the Company received a payment of $500,000 from MSW. We exited this relationship as a result of our decision to focus our Northern subsidiary on our wind turbine business. No projects were entered into during the term of this agreement.

In connection with the execution of the Morgan Stanley Wind LLC Joint Venture Agreement, we also issued to MSW on March 7, 2007 a Common Stock Purchase Warrant entitling MSW to purchase up to 10% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. This warrant vests in multiple tranches as described below:

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

•

The warrant would have vested in four subsequent tranches, each as to 0.5% of our common stock outstanding from time to time, at such time as MSW funded certain defined investments in projects developed under the Joint Venture Agreement or we have entered into EPC or O&M contracts with projects sourced by MSW. Given that the joint venture agreement has been terminated, there will be no vesting in these subsequent additional tranches of warrants.

The warrant may only be exercised in cash. The warrant to purchase 8% of our common stock remains outstanding after the termination of the joint venture agreement.

To address our need to raise additional working capital, we entered into a securities purchase agreement with Perseus Partners VII, L.P. , or Perseus, on May 10, 2007. Pursuant to the terms of the agreement, on June 1, 2007 we closed on an initial $12.5 million loan by Perseus to us. In connection with this initial loan, we executed a senior secured promissory note in favor of Perseus, or the initial note, and issued to Perseus an initial investment warrant, or the initial warrant. The initial note had an interest rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at our discretion, and was due on March 1, 2008. The loan was secured by a security interest in all of our assets and those of our material subsidiaries. The initial warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of our common stock at an exercise price of $0.80 per share.

On August 24, 2007, pursuant to the terms of the securities purchase agreement, we closed on a subsequent $15.0 million loan by Perseus to us, or the subsequent funding. In connection with this loan, the initial note was repaid and cancelled, and we executed a senior secured convertible promissory note in favor of Perseus, or the subsequent convertible note, and issued to Perseus a subsequent investment warrant, or the subsequent warrant. The net amount received by us was $2,140,411, after deduction of the amounts sufficient to repay in full the principal and interest due on the initial note.

The subsequent convertible note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control or our liquidation or dissolution. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or additional convertible notes, which have the same terms as the subsequent convertible note. At Perseus’s election, the principal and any unpaid interest under the subsequent convertible note and additional convertible notes are convertible immediately after issuance into shares of our common stock at a conversion price of $0.57 per share. Assuming that (a) we pay all interest expense in kind and (b) Perseus fully converts the subsequent convertible note of $15.0 million and all of the additional convertible notes, Perseus would receive 30,779,675 shares of our common stock. The loan is secured by a security interest in all of our assets and those of our material subsidiaries.

The subsequent warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of our common stock at exercise prices ranging from $0.80 to $3.00 per share.

Perseus, through its right to convert the subsequent convertible note into our common stock and exercise the initial warrant and the subsequent warrant, could acquire enough shares of our common stock to raise its ownership to greater than 50% of our total outstanding common stock. In addition, under the terms of the securities purchase agreement, upon the closing of the subsequent funding, we were obligated to reduce the size of our board of directors to five members, and at that time Perseus became entitled to representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of the subsequent convertible note. Based upon our current capitalization, Perseus now has the right under this provision to name a majority of the directors on our board.

On August 24, 2007, we and Perseus entered into a letter agreement regarding Perseus’s board representation rights, or the letter agreement. Pursuant to the letter agreement, (i) Perseus acknowledged that it had waived the requirement that we reduce the size of our board of directors to five members, (ii) Perseus and we agreed to set the size of the board at seven members, and (iii) Perseus agreed to name two directors, rather than a majority, and we agreed to permit Perseus to send an observer to meetings of our board of directors. Perseus retains its rights to, at any time, (a) require us to reduce the size of its board of directors to five and (b) name additional members of the board of directors to give Perseus representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of the subsequent convertible note.

On November 19, 2007, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, because of the appointment of Bernard H. Cherry as the Company’s Interim Chief Executive Officer, we no longer had a majority of independent directors as required by Nasdaq Marketplace Rule 4350(c)(1). To regain compliance with this rule, on November 21, 2007, Michael L. Miller, a Perseus representative, resigned from our board of directors. On November 21, 2007, in connection with Mr. Miller’s resignation, we entered into an agreement with Perseus pursuant to which we agreed to permit Mr. Miller to attend meetings of our board of directors as an observer. We also agreed to reappoint Mr. Miller to the board if we name an additional independent director and would therefore be able to maintain compliance with Nasdaq Marketplace Rule 4350(c)(1) with Mr. Miller on the board.

On October 31, 2007, Ambrose L. Schwallie resigned as the chief executive officer. The board of directors of the company elected Bernard H. Cherry, the current chairman of the company’s board of directors, as interim chief executive officer. Mr. Cherry retained his position as chairman of the board.

On November 19, 2007, the Company agreed to terminate Walter W. Schroeder’s employment with the Company without cause, effective January 1, 2008.

On March 13, 2008, we and our subsidiaries, Northern, Proton and Technology Drive, L.L.C., entered into a First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement, or the Amendment, with Perseus. The Amendment amends the securities purchase agreement and the related Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement.

Pursuant to the Amendment, we agreed to sell and issue to Perseus, and Perseus agreed to purchase, an Additional Investment Note, or the Additional Note. The Additional Note has an original principal amount of

$1.5 million, bears interest at 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. At Perseus’s election, the principal and any unpaid interest under the Additional Note are convertible into shares of our common stock at a conversion price of $0.33 per share. Assuming that (a) we pay all interest in kind and (b) Perseus fully converts the Additional Note and all of the Additional Convertible Notes, Perseus would receive 4,966,213 shares of our common stock. The loan is secured by a security interest in all of our assets and those of our material subsidiaries. The Additional Note contains customary affirmative and negative covenants. The Additional Note also specifies events of default that would cause the Additional Note to become immediately due and payable. The events of default under the Additional Note include any time that our (1) working capital, as defined in the Additional Note, falls below $3.5 million or (2) unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Additional Note will also constitute an event of default under the previous notes issued to Perseus.

In addition, pursuant to the Amendment, in the event of an investment by an investor approved by Perseus in a project, joint venture, partnership or other transaction for the purpose of developing our wind turbine products, we agreed to:

•	if the project uses an entity other than Distributed Energy, issue to Perseus, for no additional consideration, a 5% fully-diluted interest in such entity; or

•

if the investor makes an investment directly in Distributed Energy, issue to Perseus, for no additional consideration, a warrant to purchase, at an exercise price of $0.33 per share, up to 909,090 shares of our common stock.

Further, in the event of a sale of assets by us or any of our affiliates (other than sales in the ordinary course of business), we agreed to:

•	use all or part of the net proceeds to repay some or all of our obligations to Perseus;

•	deliver an irrevocable letter of credit to Perseus in the amount of the net proceeds less any repayment of obligations owed to Perseus;

•	place the net proceeds less any repayment of obligations owed to Perseus in a restricted cash account; or

•	otherwise secure the obligations owed to Perseus or make such other arrangements with respect to the net proceeds as requested by Perseus in each case as directed by Perseus.

Under the Securities Purchase Agreement, we had undertaken to use commercially reasonable efforts to sell our Proton subsidiary. The Amendment permits us to suspend active efforts to sell Proton, but Perseus retains the right to reinstate the requirement at any time.

On September 14, 2007, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until March 12, 2008, to regain compliance. On January 30, 2008, our board of directors authorized us to apply to transfer the listing of our shares from the NASDAQ Global Market to the NASDAQ Capital Market. On February 14, 2008, the NASDAQ Listing Qualifications Department informed us that our application to transfer the listing of our shares to the NASDAQ Capital Market had been approved, and on February 19, 2008, our shares began trading on the NASDAQ Capital Market.

As a result of the transfer of the listing of our common shares to the NASDAQ Capital Market, we have been afforded the NASDAQ Capital Market’s additional 180 calendar-day period, or until September 8, 2008, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time prior to September 8, 2008. If we do not regain compliance, our common stock will be delisted. If our common stock is delisted from the NASDAQ Capital Market, our common stock may be eligible to trade on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board System, another over-the-counter quotation system, or on the “pink sheets.” There can be no assurance that our common stock will be eligible for trading on any alternative system, and, even if it is so eligible, the liquidity and marketability of shares of our common stock will decrease.

While we recently obtained funding from Perseus as described above, we do not expect that our current capital resources will be sufficient to operate our business beyond the next thirty to forty-five days, and we will need to raise additional capital within the next thirty to forty-five days to continue to operate. We are continuing our efforts to raise working capital for our company through on-going meetings and discussions with potential investors including Perseus. Our ability to secure additional equity capital funding or debt funding in the near future on terms acceptable to us or at all is not assured. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive.

Our Business

We do business through two subsidiaries. Proton designs, develops, sells and manufactures on-site hydrogen gas delivery systems. This business has its headquarters in Wallingford, Connecticut and conducts business worldwide. Northern has been in a broad range of businesses including the design and sale of power generation equipment, engineering, procurement and construction of distributed power systems, the design and sale of direct drive wind turbines, and the servicing of fossil fuel power generation equipment. As described above in Recent Developments, management of Northern is systematically narrowing its focus to the design and sale of direct drive wind turbines and associated power electronics. Throughout 2007, Northern completed projects in the distributed power and engineering, procurement and construction businesses, while declining to sign any new additional projects in this area. We are continuing to complete the final phases of a small number of projects and are evaluating the sustainability of our power generation service business.

Our Proton Subsidiary

Overview

Since 1996, we have been designing, developing and manufacturing PEM electrochemical products. Our proprietary PEM technology is embodied in two families of products: hydrogen generators and regenerative fuel cell systems. Our hydrogen generators produce hydrogen from electricity and water in a clean and efficient process. We are currently manufacturing and delivering our hydrogen generators to customers for use in commercial applications, including cooling applications for large, electric utility power plants. Our regenerative fuel cell systems, currently being developed, combine our hydrogen generation technology with a fuel cell power generator to create an energy device that is able to produce and store hydrogen fuel that it can later use to generate electricity. By providing the hydrogen fuel used by fuel cells, our PEM electrolysis technology can enable fuel cells to function not only as power generating devices, but also as energy storage devices.

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

In November 2006, we successfully launched the StableFlow™ Hydrogen Control System. Designed for power plants, this technology is integrated into current hydrogen supply systems to automatically control pressure, purity and dew point. Customer benefits include increased fuel efficiency, maximized generator capacity, and extended generator life with resulting cost savings associated with each. Eight StableFlow™ products were delivered in 2007.

Government and private development contracts have supported the development and commercialization of our hydrogen generators, fueling systems and regenerative fuel cell systems. We intend to continue to seek government and other third party support to fund the majority of our design and product development work. We had development contracts in 2007 with the Connecticut Clean Energy Fund, or CCEF, the Missile Defense Agency, NASA, the US Navy, the US Army and the Department of Energy.

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

We have shipped commercial models of our HOGEN series hydrogen generators with production capacities from 300 cubic centimeters per minute up to 240 cubic feet per hour of hydrogen. Our laboratory generators are compact and designed to sit on a countertop for use in laboratory applications. Our HOGEN S series units are freestanding, roughly the size of a household washing machine, and are intended for indoor placement. Our HOGEN H series hydrogen generator is a larger freestanding unit, approximately 6.5 ft. (h) x 6.5 ft. (l) x 3 ft. (w). We expect to increase production of our commercial HOGEN GC, S and H series hydrogen generators in 2008.

We are currently developing high-pressure hydrogen generation modules capable of supplying the hydrogen fueling needs of fuel cell vehicles and other hydrogen power applications. We anticipate the high-pressure modules to be largely based on the designs of our industrial hydrogen generators. These generators will be appropriately scaled and designed to operate at typical gas station locations using ordinary water and electricity. We will continue development and demonstration testing of this product in 2008, mostly under government or third party sponsorship.

An important feature of our hydrogen production technology is the ability to produce hydrogen at pressure without mechanical compression. Our current commercial products produce hydrogen at pressures up to 225 psi. Our prototype HIPRESS PEM cell stack designs have produced high-purity hydrogen at pressures up to 3,000 psi without mechanical compression using solid state compression within the electrochemical cell stack. We believe our ability to generate higher pressure hydrogen will be an important feature in future fuel cell vehicle fueling and backup power applications. We plan to continue research and development of high-pressure cell stack technology for potential use in current and future products as market conditions dictate, mostly under government or third party sponsorship as available.

We expect to continue to invest in internal research and product development to reduce costs of manufacturing our PEM cell stacks and hydrogen generators. We currently sell commercial units into high-value applications requiring industrial hydrogen. We believe higher volumes, lower cost materials, more refined production processes, as well as other potential technologies; will enable us to reduce the cost of our cell stack and hydrogen generators. As we reduce our costs, we believe our products will become competitive in additional applications and markets.

StableFlow™ Hydrogen Control System, a product that enables electric power generating plants to produce more electricity more efficiently from less coal, oil or natural gas, was launched in November, 2006. We believe our StableFlow™ Hydrogen Control System will provide substantial production and economic benefits to utilities and other power plant operators by modernizing how they control the flow of hydrogen needed to cool their generating equipment.

StableFlow™ effectively maintains the hydrogen cooling gas within the generator casing at or above the generator’s original equipment manufacturer, or OEM specifications. StableFlow™ Hydrogen Control Systems automatically regulate the rate of hydrogen gas venting from the generator, allowing for the continuous replenishment of gas from a high purity source. This process is effective whether the cooling hydrogen is produced on site by Proton’s HOGEN(R) electrolysis-based system or from traditional trucked-in hydrogen. StableFlow™ technology enables a continuous purge through the electric generator that measurably increases operating efficiency and, as a result, the plant generates its power with less fuel than it would otherwise need to use.

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

Distribution and Marketing

We sell our hydrogen generators through a combination of distribution arrangements with third parties and direct sales by our personnel. Our hydrogen generators are appropriate for small and medium volume hydrogen users typically served by cylinders or tube trailers. We are focusing our sales and marketing efforts on the channels that these customers use to purchase their gases and equipment. We are selling HOGEN hydrogen generators to leading industrial gas providers through direct sales or existing distribution arrangements to place at their customer sites. In addition, we have established distributor and agent relationships serving end users in many countries including but not limited to, the U.S., U.K., Western and Eastern Europe, China, Japan, South America, India and Mexico. We have established relationships with manufacturers and equipment representatives that sell specific models of our hydrogen generator products. We intend to expand our sales and distribution arrangements with industrial gas suppliers and distributors, as well as original equipment manufacturers.

As the market to supply hydrogen fuel for fuel cell vehicles develops, we also plan, where possible, to leverage existing distribution channels. We believe that existing energy suppliers will need to begin supplying new forms of automotive fuel as fuel cell vehicles come to market. Accordingly, we intend to establish or expand relationships with major energy or industrial gas companies to explore ways of supplying our hydrogen generators for installation at local service stations. In addition, we believe that automobile manufacturers providing introductory and fleet fuel cell vehicles will be interested in our refueling technology, and therefore we will seek to establish relationships with these manufacturers.

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

In 2007, we successfully completed our annual ISO 9001:2000 audit. We believe this registration, a quality assurance model for companies that design, produce, install and service products as part of their business will provide us with an advantage over competitors that are not ISO 9001:2000 registered. In some cases, this registration is a condition of doing business with customers.

Proprietary Technology and Intellectual Property

We have developed proprietary technology and intellectual property relating to various aspects of our electrolysis cells, regenerative fuel cell systems and related systems.

We aggressively protect our intellectual property assets using patent, trade secret, trademark and copyright law, but no single patent, trademark or trade name is material to our business as a whole. Our protection of these assets has continued to accelerate, and we have to date been issued 67 U.S. patents and 1 European patent, covering aspects of our hydrogen generator and electrolysis cell designs. We continue to aggressively seek intellectual property protection in the U.S. and internationally. Our pending patent applications cover not only our current electrolysis products, but also technologies we have developed related to fuel cells, backup and renewable power systems and hydrogen fueling systems. It is possible, however, that any patents issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to conduct our distributed generation business.

In addition to our patented assets, we hold U.S. registered and unregistered trademarks pertaining to our distributed generation business. Our registered trademarks include PROTON®, HOGEN®, and UNIGEN®. Our unregistered trademarks include StableFlow™, FUELGEN™, HIPRESSTM and TRANSFORMING ENERGYTM.

Competition

Our hydrogen generators compete with current suppliers of delivered hydrogen and with other manufacturers of on-site hydrogen generators. Competitors in the delivered hydrogen market include Airgas, Inc., Air Liquide, Air Products and Chemicals, Inc., Linde AG and Praxair Technology, Inc. Our hydrogen generators also compete with older generations of electrolysis-based hydrogen generation equipment sold by Hydrogenics Corporation, Statoil Hydro, Teledyne Energy Systems, Inc. and other companies. These competing systems are generally larger in size than our generators. Some of these systems require manual operation and supervision; most contain hazardous liquid electrolyte, and some require the assistance of mechanical compressors to produce hydrogen at pressure.

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

We incurred approximately $1.0 million, $2.4 million and $3.5 million in research and development expenditures for the years ended December 31, 2007, 2006 and 2005, respectively.

Employees

As of December 31, 2007, our Proton subsidiary had approximately 69 employees, of whom approximately 50% were engineers, scientists, and other degreed professionals. No employees are represented by a labor union and we consider our relations with our employees to be good.

Customers

For the years ended December 31, 2007, 2006 and 2005, revenue from government-sponsored agencies accounted for approximately 30%, 14% and 37% of Proton revenue, respectively. Revenue from international customers accounted for approximately 15%, 34% and 35% of Proton revenue for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007 and 2006, five customers accounted for 42% and 31% of Proton revenue, respectively. For the year ended December 31, 2005, six customers accounted for 42% of Proton revenue. For the year ended December 31, 2007, three customers accounted for 48% of Proton accounts receivable. For the year ended December 31, 2006, two customers accounted for 35% of Proton accounts receivable. At December 31, 2007 and 2006, Proton accounts receivable from government-sponsored agencies accounted for approximately 27% and 23%, respectively. Proton accounts receivable due from international customers was 10% and 19% for the years ended December 31, 2007 and 2006, respectively.

Backlog

The backlog for our Proton subsidiary as of December 31, 2007, 2006 and 2005 was approximately $5.1 million, $5.0 million and $3.2 million, respectively. The backlog reflects orders that we considered firm. However, cancellations may occur and will be reflected in our backlog when known. We expect to realize our backlog at December 31, 2007 as revenue during 2008.

Our Northern Subsidiary

Overview

From the period of the merger of Proton and Northern in 2003 through the early part of 2007, Northern engaged in several business areas related to the design, construction and maintenance of a variety of distributed power systems. Northern’s oldest business line, dating to its founding over 30 years ago, is the design and sale of wind turbines with an emphasis on equipment for locations with harsh weather conditions. Northern sold its systems both to grid-connected customers and to customers who needed power solutions for remote locations.

Northern’s distributed generation systems produce electricity from conventional fuels and from sustainable sources such as wind, sunlight and biofuels, using power generation technologies integrated with custom controls and power electronics. It installed systems worldwide over 30 years of operation both prior to and subsequent to its merger with Proton. Northern has installed its systems for remote applications, such as oil and gas pipelines and telecommunications facilities, and to grid-connected customers who used the systems for large commercial office buildings and manufacturing facilities. Customers have included Petróleos Mexicanos (PEMEX), S. C. Johnson & Son, Inc., Equity Office Properties Trust, The Timberland Company and Honeywell International Inc.

Given the financial condition of Northern and its market opportunities, we concluded in 2007 that Northern’s primary focus would be on the design and sale of its 100 kilowatt direct drive wind turbines and associated power electronics. The decision to focus Northern’s business on the sale of direct drive wind turbines is based on the intellectual property that Northern has developed and what we believe to be the market potential for this type of product, combined with Northern’s inability to generate consistent positive gross margins on projects in the highly competitive distributed power and engineering, procurement and construction business. Throughout 2007 and into 2008, we worked to complete and dispose of customer commitments that were outside of Northern’s new focus on wind and power electronics businesses. We believe that non-wind customer commitments will continue to decline throughout 2008.

We believe the rising price of energy and the reliability limitations of traditional grid-based power systems are placing strong pressures on energy users to find ways to maximize the usefulness of today’s limited resources, as well as leverage new and advanced technologies to address the energy challenges they will face in the future. With over 30 years of experience in the design and sale of wind turbine and power electronics products, we believe we have established an effective channel to market for our current product offerings and for introducing new technologies and products into these markets.

Competitive Strengths

We believe our competitive strengths include the following:

Well positioned for growth. We believe there are significant growth opportunities for the wind and power electronics products and services we presently provide. The market for utility scale wind turbines has increased meaningfully over the past five years, and we believe the market for smaller scale community or “distributed” wind applications is gaining momentum. We currently have commercial manufacturing capabilities for our wind turbine and power electronics products in our Barre, VT location. Our 100 kilowatt Northwind® 100 direct drive wind turbine has been manufactured in small quantities since 2000. Originally developed to serve the needs of remote wind-diesel grids in extremely cold and harsh climates, the Northwind 100 has recently been improved with an advanced permanent magnet generator, improved grid interconnect features and a lower cost profile to target applications in the balance of North America at municipal facilities, commercial farms, school campuses and industrial sites. The preliminary design of a Northwind 2.2 wind turbine, rated at 2.2 Megawatts and designed for utility scale applications, is underway with subscale generator testing at 1.5 MW as well as scale up and testing of the key power electronic subsystems completed.

Capitalizing on Unique Core Competencies. Northern’s wind business has evolved over 30 years, and is grounded in an experienced, industry respected, technical team with a released product, and important and timely technology for future growth and opportunity.

Technology

The core of Northern’s wind turbine design is simple direct conversion of torque to electrical power. By utilizing a direct drive generator with a permanent magnet rotor to create the fewest possible number of pieces, the shortest load path from blades to tower and a highly efficient drive train, we believe this turbine design has important industry advantages including higher energy capture, lower maintenance costs, and reduced cost of energy compared to existing gear-driven designs. Furthermore, Northern’s internally developed power converter platform allows for variable speed operation, enhanced operational capabilities and advanced grid control features.

Markets

Northern has established a positive performance record in Alaska with the NorthWind 100 in a niche market for remote, wind-diesel systems. Northern is now positioned to expand in the mainstream global market with a commercialized version of the turbine, which will provide a clean energy source for domestic and international remote villages and a cost-effective energy alternative for North American customers.

U.S. Domestic Market

Fueled by net-metering laws, which allow customers to “sell” wind generated electricity at retail rates by offsetting their consumption, and state-level renewable portfolio standards coupled with state and federal incentive programs, USDA grants and loan packages, the current domestic interest in the NorthWind 100 is positive. We believe an addressable market in excess of 1,000 units per year exists based upon surveys of U.S. domestic applications. Success of the NorthWind 100 in fully penetrating these, as well as other potential market segments, e.g., domestic turbine replacement market, will require:

•	Developing local sales channels to expand penetration and provide local expertise;

•	Building awareness in and preference for the NorthWind 100 within the marketplace;

•	Completing cost-reduction activities already in process;

•	Completing product revisions already in process to include features necessary for large-scale commercialization;

•	Continuously improving supply chain economics through strategic partnerships, volume buys, and global and second-sourcing;

•	Expanding on current service capabilities and use of existing service partners; and

•	Ramping manufacturing capabilities and utilizing excess facility capacity.

International Markets

The primary international markets for remote village power systems include India, Russia, Africa, Philippines, Korea, China and Pacific Islands. For example, the Indian government has recently increased its commitment to wind power—current estimates are that approximately 3,000 of these villages would be appropriate for 100 kilowatt machines including the NorthWind 100, with the necessary government incentives. Effectively building market share in these large, fast growing markets will require building strategic alliances with in-county partners.

Competition

Competitors in the distributed wind market include Entegrity (60kW), AOC-Canada (60kW), Vergnet (60kW and 220kW), Enercon (100kW), and Fuhrlander (100kW and 250kW), as well as a variety of refurbished turbines from manufacturers such as Vestas (35kW, 66kW and 90kW) that are sporadically available in secondary markets,. The fact that the Northwind 100 offers permanent magnet direct drive technology and is available at competitive price points for many markets gives it a potential advantage in the marketplace.

Research and Development

We incurred approximately $1.6 million, $1.3 million and $0.5 million in research and development expenditures for the years ended December 31, 2007, 2006 and 2005, respectively. These expenditures were for the engineering and development readiness for the NW100 product, which is currently in production, and development of our larger, 2.2 megawatt direct drive turbine.

Employees

As of December 31, 2007, our Northern subsidiary had approximately 118 employees, of whom approximately 50% were engineers, scientists, and other degreed professionals. No employees are represented by a labor union and we consider our relations with our employees to be good. There are 13 employees on Distributed Energy Systems corporate administrative staff.

Customers

Contract revenue from international customers accounted for approximately 20%, 23% and 28% of our total revenue for the years ended December 31, 2007, 2006 and 2005.

For the year ended December 31, 2007, one customer accounted for approximately 22% of contract revenues. For the years ended December 31, 2007 and 2006, one customer accounted for approximately 18% and 11%, respectively, of contract revenues and another customer accounted for approximately 10% and 4%, respectively, of contract revenues. For the year ended December 31, 2005, one customer accounted for 14% of contract revenues. For the year ended December 31, 2007, one customer accounted for 11% of service revenues. For the years ended December 31, 2006 and 2005, one customer accounted for 20% and 10%, respectively, of service revenues.

At December 31, 2007 and 2006, accounts receivable from international customers accounted for approximately 41% and 41%, respectively, of our total accounts receivable.

Backlog

The backlog for our Northern subsidiary as of December 31, 2007, 2006 and 2005 was approximately $4.1 million, $15.2 million and $17.6 million, respectively. The backlog reflects orders that we considered firm. However, cancellations may occur and will be reflected in our backlog when known. We expect to realize our backlog at December 31, 2007 as revenue during 2008.

Executive Officers of the Registrant

Our executive officers, and their ages as of March 5, 2008, are as follows (positions are with Distributed Energy Systems unless otherwise noted):

Name	Age	Title
Bernard H. Cherry	68	Interim chief executive officer and chairman
Robert J. Friedland	42	Senior vice president
Peter J. Tallian	49	Chief financial officer

Bernard H. Cherry joined the Company as a member of the board of directors in January 2007. Mr. Cherry became Interim Chief Executive Officer in November 2007. Previously, Mr. Cherry served as president and chief executive officer of the Foster Wheeler Global Power Group of Foster Wheeler Ltd., a provider of design, engineering, construction, manufacturing, management, plant operations and environmental services for the power and process sectors worldwide. From September 1985 to November 2002, Mr. Cherry served as president and chief operating officer of the Oxbow Energy and Minerals Group, a source of solid fuel supply, bulk material logistics and clean electric power generation.

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

Peter J. Tallian joined the Company as Chief Financial Officer in November 2006. From 2001 to 2006, Mr. Tallian served as senior vice president, CFO and treasurer of Transwitch Corporation, a provider of high-speed semiconductors for voice, data and video communications. Previously, he spent six years as executive vice president and CFO of Metavante Corporation, the banking and payments technology subsidiary of Marshall & Ilsley Corporation. From 1982 to 1995, Mr. Tallian held several financial management positions with IBM Corporation, and his experience included both domestic and international finance and planning assignments. He holds an MBA from the University of Chicago and a bachelor of science degree in economics from the Wharton School of the University of Pennsylvania.

ITEM 1A.	Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

RISKS RELATING TO OUR COMPANY

We need to raise sufficient additional funds in as short as 30-45 days to continue operations.

Our cash and marketable securities on hand as of December 31, 2007, together with our 2008 forecasted revenues and existing backlog will not be sufficient to fund operations through December 31, 2008. We received funding from Perseus in June and August 2007 and March 2008 in an aggregate amount of $16.5 million. We will need to repay these convertible notes with accrued interest due to Perseus in November 2008 in the amount of approximately $19.2 million. If we are unable to repay our obligations to, or obtain an extension of the loans from, Perseus, Perseus will have the right to exercise its rights as a secured creditor and foreclose on the majority of our assets, which could have the effect of forcing us to cease operations. As a secured creditor, Perseus would have the right to be repaid ahead of our shareholders.

In addition to the funds raised through March 2008, we need to raise additional funds in as short as 30-45 days to continue operations.

Management will need to take additional actions to further reduce operating expenses. Sufficient funds may not be available to us on terms that we deem acceptable, if they are available at all. If we cannot raise sufficient additional funds, we will have to cease operations.

We may not be able to execute our plan to increase revenue, improve margins and raise additional capital.

As we attempt to execute our plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance, a number of factors pose risk and uncertainty, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues;

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow;

•	Our ability to control operating expenses;

•	Our ability to sell our Waistfield, Vermont facility or to find additional suitable tenants;

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements;

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

If we are unable to execute our plan, we may have to cease operations.

As a secured creditor, Perseus has rights not available to our stockholders.

Under the terms of the securities purchase agreement, as amended, and the notes issued or issuable pursuant thereto, Perseus has rights as a secured creditor that would allow it to be repaid ahead of our stockholders, grant it veto rights over certain of our actions and permit Perseus, in its discretion, to appoint a majority of our board of directors. Perseus has a lien on the assets securing their loan. In the event that we fail to repay any of our debt as it becomes due, become insolvent or become involved in an insolvency proceeding, Perseus, as well as our other secured creditors, would have the right to foreclose on our assets. Perseus and our other secured creditors would be entitled to receive all of the proceeds from liquidating our assets ahead of our stockholders until our obligations to them are repaid in full. Additionally, Perseus’s consent is required before we can, among other things, (i) incur any debt in excess of $1,000,000, (ii) recapitalize or reorganize ourselves or any of our subsidiaries, (iii) authorize, declare or pay any dividend, (iv) redeem or repurchase any shares of our stock, except in certain limited instances, (v) make any material change in the principal line of business of ourselves or any of our subsidiaries, (vi) acquire assets or make capital expenditures in excess of $1,500,000, (vii) institute or settle any material litigation or claim, (viii) approve our annual budget, and (ix) hire a chief executive officer. We have granted Perseus a right of first refusal to fund any future financing transactions we might pursue, with limited exceptions, and we have agreed to register for resale all the shares issuable to Perseus. Perseus also has the right to appoint a majority of our board of directors. Currently, one Perseus representative, John Fox, serves on our board of directors.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2007 with respect to our ability to continue as a going concern.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2007 with respect to our ability to continue as a going concern. This modification may negatively affect our stock price, our capital-raising efforts or our ability to enter into new contracts with customers. Even after our Perseus funding, there remains substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, our secured creditors, including Perseus, would have the right to foreclose on our assets. As secured creditors, they would be entitled to the proceeds received from liquidating our assets ahead of our stockholders until our obligations to them are repaid in full.

Perseus has the right to acquire a controlling share of our stock and to appoint a majority of our board of directors, and Perseus’s interests may differ from other stockholders.

Perseus, through its right to convert its convertible notes into our common stock and to exercise its warrants, could acquire enough shares of our common stock to raise its ownership to greater than 50% of our total outstanding common stock. In addition, under the terms of the securities purchase agreement, Perseus is entitled to representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of its convertible notes. Based upon our current capitalization, Perseus now has the right under this provision to name a majority of the directors on our board. Pursuant to subsequent agreements between us and Perseus, Perseus has not exercised its right to name a majority of our directors, but it retains the right to do so at any time. Perseus currently has one nominee, John Fox, serving on our board of directors.

Through its right to obtain majority ownership of our common stock or to name a majority of our directors, Perseus would be able to control all key decisions regarding our company, including mergers or other business combinations and acquisitions, dispositions of assets, future issuances of our common stock or other securities, the incurrence of debt by us and amendments to our certificate of incorporation and bylaws. In addition, Perseus’s right to acquire a controlling interest could discourage a change of control that our other stockholders may favor. If Perseus exercises its rights, it could also use such control for its own advantage to the detriment of our other stockholders and our company. This in turn could have an adverse effect on the market price of our common stock.

The warrant we issued to Morgan Stanley Wind LLC allows them to purchase up to 8% of our common stock outstanding from time to time; accordingly, any dilution resulting from future issuances of our common stock, options, warrants or other convertible securities will be increased by the effect of this warrant.

In connection with our execution of the joint venture agreement with MSW in March 2007, we issued to MSW a warrant entitling them to purchase up to 10% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. We exited the joint venture agreement with MSW in February 2008, however the warrant we issued to MSW, which now allows them to purchase up to 8% of our common stock remains in place. Accordingly, if we issue any new shares of our common stock, or issue any options or warrants to purchase our common stock or other securities convertible into our common stock, this will trigger a right of MSW under its warrant to acquire additional shares equal to 8% of the new issuance. This feature of the warrant has the effect of increasing the dilution to current stockholders that would result from any issuances of our common stock or securities related to our common stock, including an issuance in connection with any financing transaction we may undertake.

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

We expect to continue to make investments in select areas of our business, particularly in research and product development and in expanding our manufacturing capability. Because the investments associated with these activities are relatively fixed in the short-term, we may be unable to adjust our spending quickly enough to offset any unexpected shortfall in our revenue growth. In addition, because we are in the very early stages of selling our products and have a limited number of customers, we expect our order flow to be uneven from period to period.

We have incurred, and expect to continue to incur, substantial losses, and we may never become profitable.

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of December 31, 2007, we had an accumulated deficit of $239 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing capability and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators and wind turbine products. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our future success is uncertain because of our limited commercial history selling many of our products.

We have only been shipping commercial models of our hydrogen generators during the last five years. We began shipping commercial models of our 100 kilowatt wind turbine in 2004 and have shipped in very low volumes since that time. Accordingly, there is only a limited basis upon which to evaluate our products, business and prospects, and our future success is uncertain. You should consider the challenges, expenses, delays and other difficulties typically involved in the establishment of a new business, including the continued development of products, development of fully functioning manufacturing operations, refinement of processes and components for our commercial products, recruitment of qualified personnel, ability to manufacture a product which meets cost, reliability and efficiency needs, and achievement of market acceptance for our products.

Our businesses are dependent on a small number of customers, and termination of a project by one or more of these customers could harm our business.

Typically, sales are made to customers under single contracts. For the year ended December 31, 2007, our largest 5 customers accounted for 31% of our revenues and our largest 10 customers accounted for 44% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

We have expanded our hydrogen generator and wind turbine manufacturing facilities in anticipation of increased demand for our products. If this demand does not materialize, we will not generate sufficient revenue to offset the costs of maintaining, expanding and operating these facilities, which could increase our losses and prevent us from growing our business. We expect to expand production and may experience delays or problems in our expected expansion that could compromise our ability to increase our sales and grow our business. Factors that could delay or prevent our expected production expansion include:

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

We anticipate that a portion of our future revenue from our business will be derived from the sale or licensing of regenerative fuel cell, wind turbine and power electronics products and technologies which we are currently developing or have only recently made commercially available. Many of these new products and technologies are based on new and unproven designs, and it is difficult to predict whether they will be commercially viable. If we fail to successfully develop and commercialize these products and technologies on the timetable we anticipate or at all, we will be unable to recover the investments we have made in their development and will be unable to grow our revenue from their sale or licensing. In addition, we may not be successful in developing product designs and manufacturing processes that permit the manufacture of our hydrogen generators and fuel cell systems in commercial quantities at commercially acceptable costs while preserving quality. Currently, we sell some of our products for less than it costs to produce them. New technology developments or cost reductions in existing technologies may also delay or prevent the development or sale of some or all of our planned products or make our planned products uncompetitive or obsolete.

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

We have an agreement with one customer providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We have informed the customer that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned. As of December 31, 2007 the Company has recorded additional estimated project losses of approximately $0.8 million, which represents our best estimate of the costs required to resolve the contract. The amount accrued does not consider any proceeds we would receive from our insurance coverage.

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

We currently work with a number of other parties who facilitate and enhance many aspects of our distributed generation systems and wind turbine businesses; including technology development, component supply, sales lead generation, engineering support and project installation. We must continue to expand these relationships and develop new relationships in order to grow our business. Failure to do so would negatively affect our future sales growth and results of operations.

Because we intend to sell some of our products through third-party distributors, the financial benefits to us of commercializing our products will be dependent on the efforts of others. We intend to enter into additional distribution agreements or other collaborative relationships to market and sell our products. If we are unable to enter into additional distribution agreements, or if our third-party distributors do not successfully market and sell our products, we may be unable to generate revenue and grow our business. We may seek to establish relationships with third-party distributors who also compete with us. In addition, our third-party distributors may require us to provide volume price discounts and other allowances, or customize our products, either of which could reduce the potential profitability of these relationships.

We may not recognize revenue in the full amount of our backlog, which could harm our business.

Our backlog was approximately $9.2 million as of December 31, 2007. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of December 31, 2007 from which we expect to recognize revenue in fiscal 2008 may be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of December 31, 2007, our revenue and results of operations for fiscal 2008 as well as future reporting periods may be materially harmed.

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

The distributed generation and wind turbine markets are highly competitive and evolving rapidly. We face a wide variety of competitors, including equipment manufacturers, distributors, packagers, system integrators, general contractors, engineering firms, project developers and energy service companies. Many of our competitors are significantly larger and better capitalized than we are and have greater access to financial and other resources, and therefore may be able to devote more resources to the following activities that may allow them to establish a competitive advantage in the marketplace:

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

The markets for delivered hydrogen and reliable backup power are highly competitive. There are a number of companies located in the United States, Canada and abroad that deliver hydrogen, sell hydrogen generation equipment or are developing PEM fuel cell technology. There are a number of companies that are large, established and well capitalized wind turbine manufacturers. Many of these companies have substantially greater financial and other resources than we do, including a worldwide presence, name recognition and better historical performance. Each of these companies has the potential to capture market share in the markets we intend to address, which could cause us to lose sales and prevent us from growing our business. New developments in technology may also delay or prevent the development or sale of some or all of our products or make our products uncompetitive or obsolete. If this were to occur, we would not be able to generate sufficient revenue to offset the cost of developing our hydrogen generators and regenerative fuel cell systems.

Our regenerative fuel cell systems and wind turbines are among a number of power technology products being developed today to provide high quality, highly reliable backup power to the existing electric transmission system, or grid. These products include advanced batteries, ultracapacitors, microturbines, flywheels, internal combustion generator sets, superconducting magnetic energy storage devices, other fuel cell types and fuel cells using alternative hydrogen supply applications. Improvements are also being made to the existing electric grid. Technological advances in power technology products and improvements in the electric grid may reduce the attractiveness of our products.

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

We also subcontract work or may hire temporary and permanent employees in countries that are politically and economically unstable. It is more difficult to perform background checks on these foreign workers or to be sure that their conduct and performance are in the best interests of our company and in full compliance with applicable laws.

Our current or planned international operations subject our business to additional risks, which could cause revenues to decline.

A portion of our revenue is generated from sales of equipment and projects in foreign markets. Many of these projects are delivered to distant locations, such as the Middle East, Eurasia, Africa and South America. In addition, we intend to market our hydrogen generators to small- and medium-volume users of delivered hydrogen worldwide. Selling our services and products internationally exposes us to many additional costs, risks and potential liabilities, which, if improperly managed, could limit our ability to grow in these markets and adversely affect our results of operations. These include:

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

RISKS RELATING TO OUR INDUSTRY

We may not be able to grow our revenues in the future if a sustainable market for our distributed energy, wind turbine products and hydrogen generation products and services does not develop.

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

Decreases in the price of oil and gas could reduce demand for our distributed generation and wind turbine systems, which would harm our ability to grow our business.

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

OTHER RISKS

Our stock may be delisted, which would affect its ability to be readily traded

On September 14, 2007, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until March 12, 2008, to regain compliance. On January 30, 2008, our board of directors authorized us to apply to transfer the listing of our shares from the NASDAQ Global Market to the NASDAQ Capital Market. On February 14, 2008, the NASDAQ Listing Qualifications Department informed us that our application to transfer the listing of our shares to the NASDAQ Capital Market had been approved, and on February 19, 2008, our shares began trading on the NASDAQ Capital Market.

As a result of the transfer of the listing of our common shares to the NASDAQ Capital Market, we have been afforded the NASDAQ Capital Market’s additional 180 calendar-day period, or until September 8, 2008, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time prior to September 8, 2008. If we do not regain compliance, our common stock will be delisted. If our common stock is delisted from the NASDAQ Capital Market, our common stock may be eligible to trade on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board System, another over-the-counter quotation system, or on the “pink sheets.” There can be no assurance that our common stock will be eligible for trading on any alternative system, and, even if it is so eligible, the liquidity and marketability of shares of our common stock will decrease.

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

Our corporate office and our Proton subsidiary are located in a 100,000 square foot facility in Wallingford, Connecticut.

Our Northern subsidiary relocated its principal executive offices from Waitsfield, Vermont during January, 2007 to principal executive offices located in its 110,000 square-foot manufacturing facility in Barre, Vermont. The Barre facility was purchased in October 2005. Northern qualified for assistance from VEDA, which together with Vermont’s Merchants Bank, provided financing for a substantial portion of the purchase.

Northern currently leases four offices used primarily for their Sales and Service departments in California, Texas and New York.

In March 2003, Northern entered into a financing agreement with the Vermont Economic Development Authority, or VEDA, regarding the purchase, construction, sale, and lease of its approximately 28,000 square- foot facility in Waitsfield, Vermont. In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc., or NPS Condo Association, was formed for the purpose of managing the land, building, and improvements related to the facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. Northern transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation, or CVEDC. In consideration, CVEDC secured a $2,790,000 loan from VEDA to complete the facility and lease back such facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility.

In December 2007, we entered into an agreement to lease approximately 13,000 square feet of office space in our vacant Waitsfield, Vermont building (Building #2) to the existing tenant of our other Waitsfield, Vermont building (Building #1) and simultaneously terminate the existing lease. The new lease has a six-year term, which runs through November 30, 2013, with rent payment escalations each year of the agreement. We are recognizing the rental income on a straight-line basis over the lease term. The rental income under the terms of the lease is as follows: 2008-$85,243; 2009-$88,650; 2010-$92,189; 2011-$95,869; 2012-$99,673; 2013-$94,765.

Northern entered into an agreement to sublease its 3,960 square foot of leased facility in San Leandro, California. The 15 month lease term is from November 1, 2007 through January 31, 2009. Pursuant to this sublease, the minimum rental payments due to Northern are $29,383 and $2,455 in 2008 and 2009, respectively.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. Proton believes it has meritorious defenses to the claims made in the complaints and Proton intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

In 2005, our Northern subsidiary entered into an Engineering Procurement and Construction Contract with Aarhus Karlshamn USA, Inc., or Aarhus, for the design and installation of a combined heat and power system for a facility located in Newark, New Jersey. The proposed system used Stirling engines manufactured by a third party, STM Power, Inc. On February 20, 2007, STM Power ceased operations. As a result of STM Power’s cessation of operations, they are unable to provide the components and warranty assistance needed for the engines.

On October 19, 2007, Aarhus filed suit against us in the Superior Court of New Jersey, Essex County, alleging breach of contract, breach of warranty and negligence and seeking compensatory and consequential damages in excess of $4 million. We have two applicable insurance polices in an aggregate amount of $3 million, and both insurance carriers are participating in the defense of the claims. We believe we have meritorious defenses to the claims made in the complaint, and we intend to contest the lawsuit vigorously. There can be no assurances that we will be successful in our defense of the claims, however, and an adverse resolution of the lawsuit could exceed our insurance coverage and could have a material adverse effect on our financial position and results of operation in the period in which it is resolved. The range of potential loss for this matter is $0 to $4 million. We have accrued approximately $0.8 million for this matter, which represents our best estimate of the potential loss in this matter. The amount accrued does not consider any proceeds we would receive from our insurance coverage.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

ITEM 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

The range of high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the symbols DESC for 2007 and 2006 is shown below:

Year and Quarter	High	Low
2006
First Quarter	$11.00	$6.24
Second Quarter	7.19	4.47
Third Quarter	5.30	2.90
Fourth Quarter	4.50	3.01
2007
First Quarter	$3.90	$1.37
Second Quarter	1.85	0.64
Third Quarter	1.39	0.70
Fourth Quarter	0.82	0.28

As of March 5, 2008 there were approximately 504 stockholders of record.

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

We made a cash distribution of $1.00 per share payable on June 20, 2003 to stockholders of record as of June 6, 2003. The aggregate amount of this distribution was $33,927,297. In December 2006, we paid approximately $136,000 cash to our board of directors based on our revised director compensation plan. No other portion of the proceeds of Proton’s initial public offering were paid directly or indirectly to any director, officer or general partner of us or our associates, persons owning ten percent or more of any class of our equity securities, or an affiliate of us. As of December 31, 2007, we have expended cash in excess of the net proceeds from the IPO and the equity distribution agreement. As of December 31, 2007, approximately $138.6 million of the net proceeds of the public offerings had been used to fund operations and purchase fixed assets and $26.5 million has been used in the acquisition of Northern. At December 31, 2007, our cash and marketable securities balance was approximately $5.1 million.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2007

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Plan Category
Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	—	144,963
1996, 1998, 2000 and 2003 Stock Option Plans	5,306,284	$5.50	753,067
Equity Compensation Plans Not Approved by Shareholders (1)	500,000	$8.84	—

(1)	This represents options which were granted in 2006 without stockholder approval as an inducement grant in accordance with NASDAQ rules related to the hiring of Mr. Schwallie as our chief executive officer.

In January 2006, we granted Ambrose L. Schwallie, our former chief executive officer, an option to purchase 500,000 shares of our common stock at an exercise price of $8.84 per share. The Company also issued Mr. Schwallie 28,280 shares of common stock at a price of $.01 per share. These shares are fully vested. In addition, we issued Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. Such shares were subject to a re-acquisition right that has now lapsed. We also agreed to issue Mr. Schwallie up to 300,000 shares of common stock at a price of $.01 per share under conditions that can no longer be met. These option and stock awards were made as inducement grants pursuant to Section 4350(i)(1)(A)(iv) of the NASD Marketplace Rules.

Contemporaneously with the commencement of his employment, Mr. Schwallie also purchased 56,561 shares of common stock from us in a private placement at a purchase price of $8.84 per share.

On October 31, 2007 Mr. Schwallie voluntarily resigned from the Company. The vesting of any unvested stock options terminated at that time. Mr. Schwallie had the right to exercise all vested options for 90 days following the termination date. Mr. Schwallie did not exercise any of his vested options during such period, and such options have now terminated.

On December 27, 2007 Walter Schroeder terminated his employment with the Company. Pursuant to a Transition Agreement, any and all stock options, as of the termination date, immediately accelerated and vested on the termination date. All options that were previously vested or that vested on the termination date shall be exercisable until the earlier of (i) the tenth anniversary of the original grant date of the respective option or (ii) December 31, 2008.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data
Revenues
Contract	$17,911	$26,826	$34,197	$18,963	$2,810
Product	4,772	11,270	6,310	2,825	1,229
Service	6,705	6,997	4,473	672	155

Total revenue	29,388	45,093	44,980	22,460	4,194
Cost of revenues
Contract	22,201	26,268	31,549	16,826	3,146
Product	3,829	10,226	6,207	3,904	2,223
Service	8,281	7,327	3,120	765	155

Total cost of revenue	34,311	43,821	40,876	21,495	5,524
Gross margin	(4,923)	1,272	4,104	965	(1,330)
Operating expenses
Research and development	2,596	3,660	4,059	6,254	7,716
Restructuring costs	703	—	—	—	—
Intangible impairment	—	1,450	—	—	—
Goodwill impairment	—	24,191	—	—	—
Selling, general and administrative	32,007	26,335	16,930	17,953	10,024

Total operating expenses	35,305	55,636	20,989	24,207	17,740
Loss from operations	(40,228)	(54,364)	(16,885)	(23,242)	(19,070)
Interest income	502	1,421	1,072	1,144	2,535
Interest expense	(7,245)	(747)	(483)	(335)	(243)
Gain (loss) on debt conversion and other	(2,903)	335	52	(4)	10

Net loss	$(49,874)	$(53,355)	$(16,244)	$(22,437)	$(16,768)

Basic and diluted net loss per share	$(1.25)	$(1.38)	$(0.45)	$(0.63)	$(0.50)

Shares used in computing basic and diluted net loss per share	39,813	38,622	36,271	35,465	33,830

Balance Sheet Data at year end
Cash, cash equivalents and marketable securities	$5,085	$18,168	$40,666	$59,135	$73,848
Working capital	$4,649	$22,865	$44,068	$58,902	$76,804
Total assets	$41,751	$69,890	$111,146	$124,571	$144,032
Current liabilities	$16,467	$14,814	$16,156	$16,307	$13,636
Long term liabilities	$2,360	$8,335	$9,934	$8,830	$9,283
Total stockholders’ equity	$22,923	$46,740	$85,056	$99,434	$121,113

Cash Flow Data
Net cash used in operating activities	$(25,993)	$(21,760)	$(17,783)	$(18,050)	$(13,871)
Net cash (used in) provided by investing activities	$18,447	$(2,409)	$30,205	$19,979	$35,803
Net cash provided by (used in) financing activities	$7,720	$8,480	$2,189	$(215)	$(34,072)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected consolidated financial data” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Throughout this discussion and analysis, we discuss our two business segments for financial reporting purposes, Northern and Proton. Northern is our distributed generation and wind turbine systems business segment and Proton is our hydrogen generator business segment. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those anticipated and expressed in such forward-looking statements and as a result of several factors, including the factors described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007 and other Securities Exchange Act filings.

OVERVIEW

We do business through two subsidiaries. Proton designs, develops, sells and manufacturers on-site hydrogen gas delivery systems. This business has its headquarters in Wallingford, Connecticut and conducts business worldwide. Northern has been in a broad range of businesses including the design and sale of power generation equipment, engineering, procurement and construction of distributed power systems, the design and sale of direct drive wind turbines, and the servicing of fossil fuel power generation equipment. As described above in the Business section, management of Northern is systematically narrowing its focus to the design and sale of direct drive wind turbines and associated power electronics. Throughout 2007, Northern completed projects in the distributed power and engineering, procurement and construction businesses, while declining to sign any new additional projects in this area. We are continuing to complete the final phases of a small number of projects and are evaluating the sustainability of our power generation service business.

Update on our Financial Condition; Perseus Transaction

Since December 31, 2006, our financial condition has deteriorated significantly. We had anticipated that our previously announced revenue initiatives would improve sales and margins, but our sales and gross margins in the quarter and the twelve months ended December 31, 2007 were below our expectations in particular in our Northern subsidiary. Our previously announced joint venture with Morgan Stanley Wind LLC did not generate new business in 2007 and therefore we exited this joint venture in February, 2008 and received a one-time payment of $500,000 from Morgan Stanley Wind LLC for our 15% ownership share of the joint venture. Accordingly, we have been required to raise additional funds and significantly cut our costs in order for our business to survive.

To address our need to raise additional working capital, we entered into three loan transactions with Perseus Partners VII, L.P., or Perseus, which are described in more detail in Notes 1 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. On June 1, 2007, we closed on the first of these transactions, in which we borrowed $12.5 million from Perseus and issued to Perseus a warrant to purchase shares of our common stock. This loan bore interest at the rate of 12.5% per annum and was secured by all of our assets and those of our material subsidiaries. On August 24, 2007, we closed on the second of the two transactions, in which we borrowed $15.0 million from Perseus, used a portion of these proceeds to repay the principal and accrued interest on the initial loan and issued another warrant to Perseus to purchase additional shares of our common stock. The net amount we received in the second loan, after deducting the amount necessary to repay the principal and accrued interest due on the initial note, was $2.1 million. On March 13, 2008 we borrowed an additional $1.5 million from Perseus. This additional convertible debt bears interest at 12.5% per annum and is due in full November 30, 2008.

On September 14, 2007, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until March 12, 2008, to regain compliance. On January 30, 2008, our board of directors authorized us to apply to transfer the listing of our shares from the NASDAQ Global Market to the NASDAQ Capital Market. On February 14, 2008, the NASDAQ Listing Qualifications Department informed us that our application to transfer the listing of our shares to the NASDAQ Capital Market had been approved, and on February 19, 2008, our shares began trading on the NASDAQ Capital Market.

As a result of the transfer of the listing of our common shares to the NASDAQ Capital Market, we have been afforded the NASDAQ Capital Market’s additional 180 calendar-day period, or until September 8, 2008, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time prior to September 8, 2008. If we do not regain compliance, our common stock will be delisted. If our common stock is delisted from the NASDAQ Capital Market, our common stock may be eligible to trade on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board System, another over-the-counter quotation system, or on the “pink sheets.” There can be no assurance that our common stock will be eligible for trading on any alternative system, and, even if it is so eligible, the liquidity and marketability of shares of our common stock will decrease.

We incurred significant operating losses and negative cash flows from operating activities in each of the last three years and during the quarter and the twelve months ended December 31, 2007. Such circumstances raise substantial doubt about our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under its current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

While we recently obtained funding from Perseus as described above, we do not expect that our current capital resources will be sufficient to operate our business beyond the next thirty to forty-five days, and we expect that we will need to raise additional capital within the next thirty days to continue to operate. Our ability to continue our operations in the long term will be subject to a number of factors that pose additional risk and uncertainty, including:

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

Revenue Recognition—Contract Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and wind turbine and power electronics products lines at our Northern subsidiary. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by Statement of Position, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-

Type Contracts”, based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be judgmental. Approximately 69%, 79% and 77% of our contract revenue for the years ended December 31, 2007, 2006 and 2005, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from 7.7% to 2.0% and (23.9)% for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Inventory

We record inventory at the lower of cost or market value. We determine cost by the average cost method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of December 31, 2007 would have affected our pre-tax loss by approximately $61,000 for the year ended December 31, 2007.

Goodwill

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

In the fourth quarter 2006 and throughout 2006, Northern’s operating results were significantly less than expected due to revenue shortfalls and higher than anticipated costs. Additionally, Northern’s backlog also decreased since the third quarter of 2006 as work was performed on existing contracts, with no significant new contracts added to the backlog through December 31, 2006. In the fourth quarter of 2006, we completed preparation of our 2007 operating plan and our related long-term projections, which indicated lower than previously estimated revenue growth, gross margins and related operating cash flows. These projections were used to estimate the fair value of the Northern reporting unit and it was determined that the carrying value of the reporting unit exceeded the fair value, which indicated goodwill impairment. We then compared the implied fair value of the Northern goodwill with the carrying value of that goodwill and recorded a $24.2 million goodwill impairment charge. The impairment review process involved significant judgment regarding Northern’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of Northern. As a result of this process, all of Northern’s goodwill has been written off at December 31, 2006.

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

In the third quarter of 2007, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service and non-compete contracts has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007.

In the fourth quarter of 2006, we began an initiative to combine the operations of Northern and Proton to reduce costs and strengthen our systems sales, engineering, production, service and technology development. In conjunction with that effort we determined that we would eliminate both the Proton and Northern brands, and operate in the marketplace under a single unified brand, Distributed Energy. At that time, we had planned to cease use of the Northern tradename by April 2007. Therefore, at December 31, 2006, we determined that the Northern tradename had been impaired and recorded an impairment charge of $1,450,000. The fair value of the Northern tradename was determined utilizing the income approach-relief from royalty method. In the fourth quarter of 2007, in connection with our narrowing of Northern’s focus to the design and sale of direct drive wind turbines and associated power electronics, we concluded that we would maintain the Northern tradename. This decision does not result in any change to the impairment charge taken in 2006.

See discussion below regarding the impairment review we conducted of our long-lived assets. We have assessed the useful lives of our other existing intangible assets and believe that estimated useful lives remain appropriate. We have approximately $1.3 million of intangibles remaining as of December 31, 2007.

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

In January 2007, we announced that we were combining the Northern and Proton businesses under Distributed Energy. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. We also announced plans to exit the Waitsfield, Vermont facility and consolidate all of the Northern operations in the Barre, Vermont facility. As a result of our decision to exit the Waitsfield facility and consolidate our Northern operations in Barre, Vermont, we revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated depreciation charges. Therefore, we recorded additional depreciation expense in 2007 of approximately $2.4 million.

Northern’s results in the fourth quarter and for the year ended December 31, 2007 were significantly less than expected due to lower revenue and higher than anticipated costs and the carrying value of Proton’s long-lived assets depends on our ability to achieve gross margins sufficient to cover operating expenses and generate positive cash flow in the normal course of business. These factors indicated that the carrying value amount of our long-lived assets may not be recoverable. During the quarter ended December 31, 2007 we conducted an impairment review of our long-lived assets and concluded there was no impairment on the basis that the carrying amount of our long-lived assets will be recoverable from the asset grouping’s expected undiscounted cash flows. We conducted this review separately for our two asset groups—those related to Northern and those related to Proton.

Our impairment review of long lived assets has been done assuming we continue as a going concern business. As described above, we do not expect that our current working capital resources will be sufficient to operate our business beyond the next thirty days, and we will need to raise additional capital in order to continue to operate. The projections of undiscounted cash flows we used in our impairment analysis assume that we raise sufficient capital to continue our business on a long term basis. If we do not raise sufficient capital in the near term, or if we do raise sufficient capital but our projections of undiscounted cash flows are not realized, there is a risk that additional impairment charges would need to be recorded. If we do not raise sufficient capital in the near term, we may reorganize or liquidate our assets, and we may receive significantly less than the value at which they are carried in the financial statements.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue or when a project is installed or commissioned. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at December 31, 2007 would have affected our pre-tax loss by approximately $57,000 for the year ended December 31, 2007.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Consolidated Financial Statements, as of and for the year ended December 31, 2007 and 2006, reflect the impact of adopting SFAS 123(R). Non-cash stock compensation expense for the years ended December 31, 2007 and 2006 was $1,351,824 and $5,291,351, respectively, which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense for the years ended December 31, 2007 and 2006 of $22,821 and $92,354, respectively, was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Additionally, under the modified prospective transition method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits totaling approximately $700,000 at December 31, 2007 and 2006, respectively.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended December 31, 2006 and 2007, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

Also see Note 13 to the Consolidated Financial Statements on Stock-Based Compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

Comparison of Years 2007 and 2006

Revenues:

	Year ended
Net revenues	December 31, 2007	December 31, 2006	Increase (decrease)
Contract	$17,911,178	$26,825,372	$(8,914,194)	-33%
Product	4,772,526	11,270,186	(6,497,660)	-58%
Service	6,704,577	6,997,234	(292,657)	-4%

Total	$29,388,281	$45,092,792	$(15,704,511)	-35%

The net decrease in contract revenues is a result of decreased contract revenue associated with our Northern subsidiary, offset in part by increased contract revenue associated with our Proton subsidiary. Northern contract revenues decreased approximately $11.7 million in 2007 compared to 2006. The decrease in Northern’s contract revenues relates primarily to decreases in its power distributor, oil and gas and contract research and development businesses of approximately $4.9 million, $6.2 million and $2.3 million, respectively. Our products in these areas were not competitive. Our financial condition in 2007 made orders difficult to obtain. As a result of our decision to focus the Northern business on the wind business, we completed several of our in-process projects in the distributed power and engineering, procurement and construction business, and we did not sign any new significant projects in this area. Fewer contracts remained active during 2007 compared to 2006. These decreases were offset in part by increases in Northern’s wind business of approximately $1.7 million. Proton’s contract revenues increased approximately $2.8 million in 2007 compared to 2006. The increase in Proton’s contract revenue is due primarily to an increased number and expanded scope of existing contracts from 2006.

The decrease in product revenues of approximately $6.5 million in 2007 compared to 2006 primarily relates to Proton’s HOGEN H-series units. HOGEN H-series revenue decreased from $7.9 million in 2006 to $2.1 million in 2007. In the third quarter of 2006, we determined we had adequate warranty history on HOGEN H-Series generators to recognize revenue and establish an accurate warranty provision upon shipment. Therefore, the revenue recognized in 2006 includes $4.0 million of revenue recognized upon product warranty expiration related to units shipped in 2005, and $3.8 million of revenue related to units shipped in 2006. HOGEN S-series revenue also decreased from $2.5 million in 2006 to $1.3 million in 2007 due to fewer unit shipments. These decreases were partially offset by increased revenue associated with higher shipments of laboratory generators and revenue associated with Proton’s new Stable Flow product.

Hydrogen generator units shipped:

The following table presents hydrogen generator unit shipment details:

Hydrogen generator unit shipments	December 31, 2007	December 31, 2006	Increase (decrease)
S series	18	45	(27)
H series	13	23	(10)
Laboratory generators	77	75	2
Stableflow	8	—	8

Total	116	143	(27)

The $0.3 million net decrease in service revenue in 2007 compared to 2006 relates primarily to Northern’s international field service business offset in part by an increase in the number of Proton units in the field resulting in additional spare parts sales.

As of December 31, 2007, our backlog was valued at approximately $9.2 million, consisting of contract and service backlog valued at approximately $4.1 million for Northern and $2.8 million for Proton, and product backlog for Proton valued at approximately $2.3 million.

Costs of revenues:

	Year ended
Cost of revenues	December 31, 2007	December 31, 2006	Increase (decrease)
Contract	$22,200,896	$26,267,642	$(4,066,746)	-15%
Product	3,829,518	10,226,329	(6,396,811)	-63%
Service	8,280,929	7,326,987	953,942	13%

Total	$34,311,343	$43,820,958	$(9,509,615)	-22%

Costs of contract revenues as a percentage of contract revenues increased from approximately 98% in 2006 to approximately 124% in 2007. Northern’s cost of contract revenues as a percentage of contract revenues increased from approximately 99% in 2006 to approximately 152% in 2007. This increase in costs and decrease in gross margins is due in part to the recording of additional costs aggregating approximately $1.1 million associated with two contracts utilizing Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power Inc., had ceased operations, and as a result, we provided for additional contract costs to either complete these contracts with alternative technology or settle our obligation under the contracts. We settled our obligation under one of the contracts in January 2008 and resolution or settlement of the remaining contract is currently outstanding. Additionally, Northern’s gross margins decreased due to contract cost overruns and loss provisions, particularly in its on-site power distributor business as well as from fewer, less profitable contracts in its oil and gas and contract research and development businesses. The estimated costs to complete one of our on-site power distributor projects increased approximately $2.3 million in 2007 due to changing conditions and new developments associated with completing the project. Proton’s cost of contract revenues as a percentage of contract revenues decreased from approximately 89% in 2006 to approximately 72% in 2007 as a result of an increase in the number of active contracts as well as a change in contract mix from lower margin cost-share arrangements to higher margin fixed-price and cost-plus-fixed-fee contracts.

Product cost of revenues as a percentage of product revenue decreased from approximately 91% in 2006 to approximately 80% in 2007. The decrease in cost of product revenues as a percentage of product revenues was primarily attributable to a reduction in warranty costs associated with Proton’s hydrogen generators in 2007 as compared to 2006.

Service cost of revenues as a percentage of service revenues increased from approximately 105% in 2006 to approximately 124% in 2007. This increase in cost of service revenues was attributable primarily to a change in Northern’s mix of service contracts from higher margin international field service contracts to lower margin long-term domestic operating and maintenance contracts. In 2007, approximately 74% of Northern’s service revenues were primarily from domestic field service and long-term operating and maintenance contracts compared to approximately 67% of service contract revenues for 2006. In addition, we determined in 2007 that there were indications of impairment of the intangible assets related to the Crown acquisition. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of the acquired Crown service contracts and noncompete agreement had decreased resulting in the recognition of an impairment loss of approximately $1.1 million in 2007.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development costs:

	Year ended
Research and development	December 31, 2007	December 31, 2006	Increase (decrease)
Employee related	$1,719,991	$2,185,962	$(465,971)	-21%
Project material	215,142	1,013,722	(798,580)	-79%
Depreciation and amortization	331,804	450,777	(118,973)	-26%
Stock based compensation	106,773	200,402	(93,629)
Other	222,081	(191,154)	413,235	216%

Total	$2,595,790	$3,659,709	$(1,063,919)	-29%

Employee-related research and development costs and project material costs decreased based on fewer employees, less developmental efforts associated with Proton’s hydrogen generators, and lower project material costs at Northern, related to its power distributor products business. Other costs increased primarily due to the recognition of $0.5 million of credits in 2006 from achieving specified milestones on Proton’s Connecticut Clean Energy Fund programs. Only $0.3 million of credits related to these programs were recognized in the comparable period of 2007. Additionally, other research and development costs increased in 2007 due to costs associated with the execution of a $0.1 million settlement agreement for a terminated development contract with a reduced credit with CCEF for $0.3 million.

Restructuring costs:

During the year ended December 31, 2007, we recorded severance charges of approximately $0.7 million resulting from our strategic re-organization announced in January 2007. The re-organization effort eliminated approximately 60 jobs in January and an additional 25 jobs in May. (Refer to Note 12 of the financial statements for information related to our 2007 strategic reorganization)

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative costs:

	Year ended
Selling, general and administrative	December 31, 2007	December 31, 2006	Increase (decrease)
Employee related	$10,300,935	$11,710,743	$(1,409,808)	-12%
Marketing and advertising	672,663	1,183,510	(510,847)	-43%
Depreciation, amortization	3,913,208	1,510,889	2,402,319	159%
Stock based compensation	1,139,790	4,914,695	(3,774,905)	-77%
Legal, consulting and accounting	3,409,516	1,800,101	1,609,416	89%
Warrants issued	6,386,736	—	6,386,736	100%
Other	6,184,016	5,214,875	969,141	19%

Total	$32,006,864	$26,334,813	$5,672,051	22%

The decrease of approximately $1.4 million in employee-related costs for the year ended December 31, 2007 reflects the cost reductions related to our 2007 strategic reorganization. The increase in depreciation and amortization of approximately $2.4 million is due primarily to accelerated depreciation related to our Waitsfield, Vermont facility based on our cessation of use on June 30, 2007. The decrease in stock-based compensation for the year ended December 31, 2007 primarily relates to the absence in 2007 of approximately $1.3 million of stock compensation expense associated with restricted stock granted to our former chief executive officer in January 2006 as part of his employment arrangement. The additional decrease in stock-based compensation for the year ended December 31, 2007 relates to fewer unvested stock options outstanding resulting from employee terminations. The increase in legal, consulting and accounting expenses for the year ended December 31, 2007 primarily relates to the legal fees associated with the joint venture agreement with Morgan Stanley Wind, LLC and costs associated with financing efforts and real estate advice related to our Waitsfield building exit plan. The increase in 2007 in other selling, general and administrative expenses primarily relates to approximately $1.3 million bad debt expense at Northern and $6.4 million of non-cash charges associated with warrants issued to Morgan Stanley Wind, LLC in connection with our joint venture agreement.

Loss on conversion of debt: In connection with our August loan from Perseus, the initial note was repaid and cancelled and the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.3 million and $2.0 million, respectively, were written off, resulting in a loss on extinguishment of debt of approximately $3.3 million in the third quarter of 2007.

Interest income: Interest income decreased from $1.4 million for the twelve months ended December 31, 2006 to $0.5 million for the comparable period in 2007. The decrease resulted from lower cash balances. The average interest rates for the twelve months ended December 31, 2007 and 2006 were relatively stable at 5.6% and 4.9%, respectively. The average cash and marketable securities balances for the twelve months ended December 31, 2007 and 2006 were approximately $9.0 million and $29.1 million, respectively.

Interest expense: Interest expense increased from $0.7 million for the year ended December 31, 2006 to $7.2 million for the year ended December 31, 2007. The increase was primarily the result of interest charges associated with our notes payable to Perseus described in the Update on our Financial Condition section above. These charges included amortization of the debt discount, debt issuance costs, and beneficial conversion feature related to these notes.

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

The following table presents hydrogen generator unit shipment details:

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

Employee-related costs and project material decreased primarily due to less development effort associated with Proton’s hydrogen generators, offset by increased project costs at Northern related to development of its power distributor products. Depreciation and amortization decreased as certain capitalized equipment reached its estimated useful life at the end of 2005. Stock-based compensation increased due to the adoption of FAS 123(R) in January 2006. The increase in other costs was primarily due to a decrease in CCEF program milestone-related credits of $0.5 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively.

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

The increased employee-related costs were primarily due to an increase in the number of employees particularly at Northern, an increase in travel related costs, as well as costs associated with the addition of our new chief executive officer in January 2006. The increase in marketing and advertising was generally due to increased new market development costs. The increase in depreciation and amortization was primarily due to increased capital expenditures in the fourth quarter of 2005, related to our Barre, Vermont facility and intangible assets associated with the Crown acquisition in the second quarter of 2006. Stock-based compensation increased due to the recognition of expense related to the adoption of SFAS 123(R) in January 2006. The increase in legal, consulting and accounting expenses was primarily related to increased audit-related fees. The increase in other costs was primarily due to maintenance and repair expenses related to the Barre facility, recruiting expense, non-capitalizable software implementation costs and increased bad debt expense, particularly at Northern.

Goodwill and Intangible impairment: As described in Critical Accounting Judgments and Estimates, we recorded a $24.2 million goodwill impairment charge and a $1.5 million impairment on the Northern tradename.

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

Other income: Other income increased for the year ended December 31, 2006 due primarily to rental income of $0.3 million related to the sublease of a portion of our Wallingford, Connecticut office space and our Barre, Vermont facility.

Liquidity and Capital Resources

While we recently obtained funding from Perseus as described below, we do not expect that our current capital resources will be sufficient to operate our business beyond the next thirty to forty-five days, and we will need to raise additional capital within the next thirty to forty-five days to continue to operate.

Cash flows

Since its inception in August 1996 through December 2007, Proton has financed its operations through convertible preferred stock issuances, an initial public offering, and an equity distribution agreement that, in total, raised approximately $194.9 million. As of December 31, 2007, Distributed Energy had approximately $5.1 million in unrestricted cash and cash equivalents.

Cash used in operating activities was $26.0 million for the year ended December 31, 2007 and was primarily attributable to our net loss, increase in inventory and deferred costs, reduction of accounts payable and accrued expenses and increase in billings in excess of cost offset in part by a reduction of accounts receivable, a decrease in cost in excess of billings and non-cash charges. Our net loss for the year ended December 31, 2007 included significant non-cash charges including warrants issued to Morgan Stanley Wind of $6.4 million, depreciation and amortization of $5.2 million, amortization of debt discount of $5.2 million relating to warrants issued in the Perseus financing, loss on conversion of debt of $3.3 million and impairment of Crown intangible assets of $1.1 million. Cash used in operating activities was $21.7 million for the year ended December 31, 2006 and was primarily attributable to our net loss, decrease in deferred revenue and customer advances, and increase in cost in excess of billings offset in part by a reduction in inventory and deferred costs, an increase of accounts payable and accrued expenses and non-cash charges. Our net loss for the year ended December 31, 2006 included significant non-cash charges including goodwill and intangible impairment charge of $25.6 million, stock compensation of $5.4 million and depreciation and amortization of $2.6 million.

Cash provided by investing activities was $18.4 million for the year ended December 31, 2007 and was primarily attributable to a decrease in restricted cash as a result of us repaying the Wallingford facility mortgage and net proceeds from the sale of marketable securities. Cash used by investing activities was $2.4 million for the year ended December 31, 2006 and was primarily attributable to an increase in restricted cash and cash paid for the Crown acquisition, offset in part by a decrease in proceeds from maturities and sales of marketable securities.

Cash provided by financing activities was $7.7 million for the year ended December 31, 2007 and was attributable to the net proceeds from borrowing under the Perseus Agreement of approximately $15.0 million, partially offset by the repayment of the outstanding mortgage on our Wallingford, CT facility of approximately

$5.6 million and closing costs associated with the Perseus lending of approximately $2.0 million. Cash provided by financing activities was $8.5 million for the year ended December 31, 2006 and was attributable to the proceeds from the sale of the common stock through our equity distribution agreement and from cash received from the exercise of stock options and warrants.

Debt Agreements

On June 1, 2007, pursuant to the terms of our securities purchase agreement with Perseus, the Company closed on a $12.5 million loan by Perseus to the Company. In connection with this loan, the Company executed the Initial Note and issued to Perseus an Initial Warrant. The Initial Note bore interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and was due in full on March 1, 2008. As a result, the Company recorded approximately $1.8 million of total interest expense related to the Initial Note in 2007. The loan was secured by a security interest in all of the Company’s assets and those of its material subsidiaries.

The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the Company’s common stock at an exercise price of $0.80 per share. The Company accounted for the Initial Note pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Initial Warrant was determined to be approximately $3.7 million. The Company used the following assumptions to estimate fair value of the warrants: expected term of five years; expected volatility of 80.8%; risk free rate of 4.92%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $2.9 million of the $12.5 million proceeds to the Initial Warrant. The amount attributed to the Initial Warrant resulted in a discount on the Initial Note. The debt discount was being amortized over the term of the Initial Note and accordingly the Company recognized approximately $893,000 within interest expense related to this amortization during 2007. Additionally, the Company incurred approximately $1.8 million of debt issuance costs associated with this financing which was being amortized over the life of the debt and recorded approximately $559,000 within interest expense in 2007.

On August 24, 2007, the Company repaid and cancelled the Initial Note in connection with the issuance of the Subsequent Convertible Note. The Company accounted for this exchange of notes under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in extinguishment accounting because the Subsequent Convertible Note contained a substantial conversion feature not contained within the Initial Note. In 2007, the Company recognized a loss on extinguishment of approximately $3.3 million which represented the remaining unamortized balance of debt discount of $2.0 million and deferred financing costs of $1.3 million, respectively, with respect to the Initial Note.

The calculation of the loss at the time of exchange is as follows (in thousands):

Initial Note, at par		$12,500

Debt discount	(2,897)
Accumulated amortization	893

		(2,004)
Debt issuance costs	(1,814)
Accumulated amortization	559

		(1,255)

Initial Note, net			$9,241
Initial Note repaid			12,500

Loss on extinguishment			$3,259

Perseus Senior Secured Convertible Promissory Note (Subsequent Convertible Note)

On August 24, 2007, the Company repaid the $12.5 million Initial Note and accrued interest of $0.4 million. In connection with this subsequent loan, the Initial Note was cancelled, and the Company executed the Subsequent Convertible Note, and received additional cash of approximately $2.1 million after paying the Initial Note and accrued interest and issued to Perseus the Subsequent Warrant. The Subsequent Convertible Note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control of the Company or the liquidation or dissolution of the Company. As a result, the Company recorded approximately $5.0 million of total interest expense related to the Subsequent Convertible Note for the year ended December 31, 2007. The Company may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. Assuming that (a) the Company pays all interest expense, estimated to be $2.3 million, in kind and (b) Perseus fully converts the Subsequent Convertible Note and all of the Additional Convertible Notes, Perseus would receive 30,779,675 shares of the Company’s common stock.

The Subsequent Convertible Note is secured by a security interest in all of the Company’s assets and those of its material subsidiaries. The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of the Company’s common stock at exercise prices ranging from $0.80 to $3.00 per share. The Company accounted for the Subsequent Convertible Note pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Subsequent Warrant was determined to be approximately $13.2 million. The Company used the following assumptions to estimate fair value of the Subsequent Warrants: expected term of five years; expected volatility of 81.4%; risk free rate of 4.42%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $7.0 million of the $15.0 million proceeds to the Subsequent Warrant. The amount attributed to the Subsequent Warrant results in a discount on the Subsequent Convertible Note. The debt discount is amortized over the term of the Subsequent Convertible Note and accordingly the Company recognized approximately $2.0 as interest expense related to this amortization during year ended December 31, 2007. Additionally, the Company incurred approximately $0.2 million of debt issuance costs associated with this Subsequent Convertible Note financing which is being amortized over the life of the debt and recorded approximately $54,720 as interest expense during 2007.

At Perseus’s election, the Subsequent Convertible Note and any additional convertible notes issued to Perseus are convertible into shares of the Company’s common stock at a conversion price of $0.57 per share compared to the Company’s closing stock price of $0.74 at the time the Subsequent Convertible Note was issued. As a result, the Subsequent Convertible Note contains a beneficial conversion feature. The Company accounted for the beneficial conversion feature under EITF 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, to Certain Convertible Instruments”. After consideration of the allocation of the proceeds to the Subsequent Convertible Note and Subsequent Warrant in accordance with APB 14, the Company calculated the Subsequent Convertible Note has an effective conversion price of $0.30 per share. This resulted in a beneficial conversion of $0.44 per share or approximately $11.5 million, however, the Company recorded approximately $8.0 million as a beneficial conversion feature which represented the remaining debt proceeds available for such allocation. The beneficial conversion feature was recorded as a debt discount and an increase additional paid in capital. The debt discount is amortized over the term of the Subsequent Convertible Note and accordingly the Company recognized approximately $2.3 within interest expense related to this amortization during the period ended December 31, 2007.

Wallingford, Connecticut facility mortgage

On September 18, 2006, Technology Drive LLC, a subsidiary of Proton, entered into an amendment to the construction loan agreement with Webster Bank, National Association. These amendments relate to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. The effect of the amendments was to change the interest rate on the loan from LIBOR plus 237.5 basis points (6.67%

per annum at December 31, 2005) to LIBOR plus 200 basis points (7.35 % per annum at December 31, 2006) and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provided for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. During the second quarter of 2007, the Company paid the Webster Bank mortgage in full in the amount of $5,192,672 and the pledged funds were released to the company.

Restricted cash

In connection with the construction of our Wallingford, Connecticut facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement with the Connecticut Development Authority. The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. Proton was required under the agreement to place $419,250 in escrow related to these recapture clauses. By agreement the amount held in escrow was reduced to $294,710 as of December 31, 2007 and is included in short term restricted cash. $419,250 is included within restricted cash as part of long-term assets as of December 31, 2006.

At December 31, 2007, a financial institution has issued letters of credit of $912,615 on behalf of Northern. The Company classified $571,696 as short term restricted cash and $375,000 as long-term restricted cash which serves as collateral for the letters of credit. At December 31, 2006, a financial institution has issued letters of credit totaling of $1,016,749 on behalf of Northern. In connection with these letters of credit, the same amount was held in escrow which is classified as restricted cash on our consolidated balance sheet. Northern, in connection with its facility debt also maintains approximately $150,000 of restricted cash.

Waistfield, Vermont capital lease

In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc., or NPS Condo Association, was formed for the purpose of managing the land, building, and improvements related to Northern’s new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. We transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation, or CVEDC. In consideration, CVEDC secured a $2,790,000 loan from the Vermont Economic Development Authority, or VEDA, to complete the facility and lease back the facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. The lease is being accounted for as a capital lease and total payments under the lease less the interest portion of the lease is recorded as a liability. Northern is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. Maturities under the capital lease obligation at December 31, 2007 are as follows: 2008—$146,755; 2009—$146,755; 2010—$146,755; 2011—$146,755; 2012—$146,755 and thereafter $1,665,553.

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

VEDA made available a total of $740,000, at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing with a maturity date of October 6, 2015, which was 6.50% per annum at December 31, 2007. The VEDA debt currently requires 120 monthly payments of $5,567 and a final balloon payment in October, 2015. As of December 31, 2007, Northern has drawn down a total of $688,935 on this loan. Maturities under the obligation at December 31, 2007 are as follows: 2008—$30,880; 2009—$30,880; 2010—$30,880; 2011—$30,880; 2012—$30,880 and thereafter $455,856.

Merchants Bank provided $925,000 at a fixed rate of 7.42% per annum. In 2007, this note was sold to Waring Investments (Waring). Waring requires 119 monthly payments of $8,535 beginning November, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015. The loan is collateralized by the Barre, Vermont property. Scheduled maturities under the obligation as of December 31, 2007 are as follows: 2008—$40,898; 2009—$44,038; 2010—$47,420; 2011—$51,060; 2012—$54,980 and thereafter $609,275.

Classification of debt

The Company’s Vermont facility mortgage with Waring contains a material adverse change clause which allows Waring, at its option, to declare the loan to be in default and immediately payable if there has been a material adverse change in our financial condition. We have incurred recurring operating losses and cash outflows and as a result of these conditions, there is more than a remote chance that Waring may declare the loan immediately payable. The Company’s loan agreements with VEDA on the Barre facility and Perseus each contain cross-default provisions which provide that any event of default in any secured borrowing would result in the Perseus and VEDA loans being in default and immediately payable. Accordingly, the Waring loan, and the Perseus and VEDA loans with cross-default provisions, have been classified as short term. None of our lenders have accelerated our scheduled loan payments as a result of these provisions.

Management’s Plan

Since December 31, 2006, our financial condition has deteriorated significantly. We had anticipated that our previously announced revenue initiatives would improve sales and margins, but our sales and gross margins in the quarter and the twelve months ended December 31, 2007 were below our expectations, in particular in our Northern subsidiary. Our previously announced joint venture with Morgan Stanley Wind LLC did not generate new business in 2007 and therefore we exited this joint venture in February, 2008 and received a one time payment of $500,000 from Morgan Stanley Wind LLC for our 15% ownership share of the joint venture. Accordingly, we have been required to raise additional funds and significantly cut our costs in order for our business to survive.

To address our need to raise additional working capital, we entered into three loan transactions with Perseus Partners VII, L.P., or Perseus, which are described in more detail above and in Notes 1 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. On June 1, 2007, we closed on the first of these transactions, in which we borrowed $12.5 million from Perseus and issued to Perseus a warrant to purchase shares of our common stock. This loan bore interest at the rate of 12.5% per annum and was secured by all of our assets and those of our material subsidiaries. On August 24, 2007, we closed on the second of the three transactions, in which we borrowed $15.0 million from Perseus, used a portion of these proceeds to repay the principal and accrued interest on the initial loan and issued another warrant to Perseus to purchase additional shares of our common stock. The net amount we received in the second loan, after deducting the amount necessary to repay the principal and accrued interest due on the initial note, was $2.1 million.

On March 13, 2008, we and our subsidiaries, Northern, Proton and Technology Drive, L.L.C., entered into a First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement, or the Amendment, with Perseus. The Amendment amends the securities purchase agreement and the related Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement.

Pursuant to the Amendment, we agreed to sell and issue to Perseus, and Perseus agreed to purchase, an Additional Investment Note, or the Additional Note. The Additional Note has an original principal amount of

$1.5 million, bears interest at 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. At Perseus’s election, the principal and any unpaid interest under the Additional Note are convertible into shares of our common stock at a conversion price of $0.33 per share. Assuming that (a) we pay all interest in kind and (b) Perseus fully converts the Additional Note and all of the Additional Convertible Notes, Perseus would receive 4,966,213 shares of our common stock. The loan is secured by a security interest in all of our assets and those of our material subsidiaries. The Additional Note contains customary affirmative and negative covenants. The Additional Note also specifies events of default that would cause the Additional Note to become immediately due and payable. The events of default under the Additional Note include any time that our (1) working capital, as defined in the Additional Note, falls below $3.5 million or (2) unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Additional Note will also constitute an event of default under the previous notes issued to Perseus.

In addition, pursuant to the Amendment, in the event of an investment by an investor approved by Perseus in a project, joint venture, partnership or other transaction for the purpose of developing our wind turbine products, we agreed to:

•	if the project uses an entity other than Distributed Energy, issue to Perseus, for no additional consideration, a 5% fully-diluted interest in such entity; or

•

if the investor makes an investment directly in Distributed Energy, issue to Perseus, for no additional consideration, a warrant to purchase, at an exercise price of $0.33 per share, up to 909,090 shares of our common stock.

Further, in the event of a sale of assets of us or any of our affiliates (other than sales in the ordinary course of business), we agreed to:

•	use all or part of the net proceeds to repay some or all of our obligations to Perseus;

•	deliver an irrevocable letter of credit to Perseus in the amount of the net proceeds less any repayment of obligations owed to Perseus;

•	place the net proceeds less any repayment of obligations owed to Perseus in a restricted cash account; or

•	otherwise secure the obligations owed to Perseus or make such other arrangements with respect to the net proceeds as requested by Perseus in each case as directed by Perseus.

Under the Securities Purchase Agreement, we had undertaken to use commercially reasonable efforts to sell our Proton subsidiary. The Amendment permits us to suspend active efforts to sell Proton, but Perseus retains the right to reinstate the requirement at any time.

We incurred significant operating losses and negative cash flows from operating activities in each of the last three years and during the quarter and the twelve months ended December 31, 2007. Such circumstances raise substantial doubt about our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, sell our Proton subsidiary and certain operating assets, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under its current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

While we recently obtained funding from Perseus as described above, we do not expect that our current capital resources will be sufficient to operate our business beyond the next thirty days, and we expect that we will need to raise additional capital within the next thirty days to continue to operate. Our ability to continue our operations in the long term will be subject to a number of factors that pose additional risk and uncertainty, including:

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

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. This plan includes:

•	Continue to raise working capital for our company through on-going meetings and discussions with potential investors including Perseus.

•	Continue our current strategy including revenue growth and bringing the business to sustained cash flow and positive performance in our Proton subsidiary.

•	Continue to complete and disposition non wind and power electronics related businesses in our Northern subsidiary

•

Focus our sales, marketing and engineering resources on continuing to grow our Northwind 100 wind turbine business. The process to focus solely on wind turbines and related power electronics started in early, 2007 and is expected to continue through the end of 2008.

•	Develop the larger megawatt wind turbine as resources and financing become available.

•	Continue cost and expense reduction activities in both of our subsidiaries and in our corporate headquarters.

•	Continue the process of either selling or fully leasing our Waitsfield, Vermont facility.

Our independent registered public accountants have modified their report for our fiscal year ended December 31, 2007 with respect to our ability to continue as a going concern. This modification may negatively affect our capital-raising efforts or our ability to sign new contracts with customers.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

At December 31, 2007, we had $0.6 million outstanding under our ten-year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than the Vermont Economic Development Authority’s prevailing rate for taxable financing, which was 6.50% per annum at December 31, 2007, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors &

Stockholders of Distributed Energy Systems Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Distributed Energy Systems Corp. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

March 14, 2008

FINANCIAL STATEMENTS

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,085,462	$4,911,704
Marketable securities (Note 3)	—	13,256,116
Current portion of restricted cash (Note 2)	866,406	794,705
Accounts receivable, less allowances of $1,481,644 and $688,778, respectively	6,505,526	7,857,484
Costs in excess of billings on contracts in progress (Note 7)	1,982,783	4,102,573
Inventories, net (Note 4)	5,071,553	4,784,439
Deferred costs (Note 7)	863,833	810,508
Interest receivable	—	100,798
Deferred financing costs, net	138,044	—
Other current assets	602,614	1,060,931

Total current assets	21,116,221	37,679,258

Fixed assets, net (Note 5)	18,429,042	22,740,210
Long-term portion of restricted cash (Note 2)	727,424	6,229,176
Intangible assets, net (Notes 2, 8 and 9)	1,290,275	3,012,321
Other assets, net	187,642	228,657

Total assets	$41,750,604	$69,889,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$1,457,927	$1,379,460
Current portion of capital lease (Notes 5 and 10)	234,995	208,556
Perseus Senior Secured Convertible Promissory Note, net of debt discount (Note 10)	4,385,253	—
Accounts payable	3,716,182	6,099,536
Accrued expenses (Notes 6 and 15)	3,327,268	2,035,599
Accrued compensation	982,671	2,122,068
Accrued taxes (Note 16)	414,937	348,050
Billings in excess of costs on contracts in progress (Note 7)	921,485	1,723,988
Deferred revenue (Note 7)	815,997	836,607
Customer advances	210,081	60,344

Total current liabilities	16,466,796	14,814,208

Long term liabilities:
Deferred revenue (Note 7)	8,101	168,076
Long-term debt (Note 10)	—	5,540,411
Long-term portion of capital lease (Notes 5 and 10)	2,352,306	2,626,461

Total liabilities	18,827,203	23,149,156

Commitments and contingencies (Note 15)
Stockholders’ equity (Note 13):
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000,000 shares authorized; 39,993,822 and 39,442,180 shares issued and outstanding, respectively	399,938	394,421
Additional paid-in capital	261,667,232	235,624,657
Accumulated other comprehensive loss (Note 2)	—	(9,115)
Accumulated deficit	(239,143,769)	(189,269,497)

Total stockholders’ equity	22,923,401	46,740,466

Total liabilities and stockholders’ equity	$41,750,604	$69,889,622

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenue
Contract	$17,911,178	$26,825,372	$34,197,326
Product	4,772,526	11,270,186	6,309,524
Service	6,704,577	6,997,234	4,472,792

Total revenue	29,388,281	45,092,792	44,979,642
Cost of revenue
Contract	22,200,896	26,267,642	31,548,547
Product	3,829,518	10,226,329	6,207,001
Service	8,280,929	7,326,987	3,120,089

Total cost of revenue	34,311,343	43,820,958	40,875,637
Gross margin	(4,923,062)	1,271,834	4,104,005
Operating expenses:
Research and development:
Depreciation and amortization	331,804	450,777	775,369
Other research and development (includes stock based compensation in the amount of $106,773, $200,402 and $0 respectively)	2,263,986	3,208,932	3,283,945
Restructuring costs	702,768	—	—
Selling, general and administrative:
Depreciation and amortization	3,946,593	1,510,889	1,148,370
Other selling, general and administrative (includes stock based compensation in the amounts of $1,139,789, $4,914,695 and $550,775, respectively)	28,060,271	24,823,924	15,781,570
Intangible impairment	—	1,450,000	—
Goodwill impairment	—	24,191,187	—

Total operating expenses	35,305,422	55,635,709	20,989,254

Loss from operations	(40,228,484)	(54,363,875)	(16,885,249)
Interest income	501,826	1,420,844	1,072,391
Interest expense	(7,245,475)	(747,109)	(482,996)
Other income	356,780	336,310	59,559
Loss on conversion of debt	(3,258,919)	—	—
Loss on foreign exchange	—	(1,365)	(7,654)

Net loss	$(49,874,272)	$(53,355,195)	$(16,243,949)

Basic and diluted net loss per share	$(1.25)	$(1.38)	$(0.45)

Shares used in computing basic and diluted net loss per share	39,813,012	38,621,804	36,270,986

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount
Balance at December 31, 2004	35,609,794	$356,097	$220,129,697	$(1,023,738)	$(358,086)	$(119,670,353)	$99,433,617	$(22,857,993)
Issuance of common stock, net	54,295	543	183,826	—	—	—	184,369
Issuance of common stock upon exercises of stock options	784,089	7,841	733,372	—	—	—	741,213
Issuance of common stock upon exercises of warrants	733,454	7,335	83,603	—	—	—	90,938
Amortization of unearned compensation	—	—	(107,114)	569,758	—	—	462,644
Issuance of stock option awards to consultants	—	—	88,131	—	—	—	88,131
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	299,404	—	299,404	299,404
Net loss	—	—	—	—	—	(16,243,949)	(16,243,949)	(16,243,949)

Balance at December 31, 2005	37,181,632	371,816	221,111,515	(453,980)	(58,682)	(135,914,302)	85,056,367	(15,944,545)

Issuance of common stock, net	1,532,890	15,329	8,603,527	—	—	—	8,618,856
Issuance of common stock upon exercises of stock options	438,218	4,382	473,851	—	—	—	478,233
Issuance of common stock upon exercises of warrants	289,440	2,894	506,039	—	—	—	508,933
Stock compensation	—	—	4,762,792	453,980	—	—	5,216,772
Issuance of stock option awards to consultants	—	—	166,933	—	—	—	166,933
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	49,567	—	49,567	49,567
Net loss	—	—	—	—	—	(53,355,195)	(53,355,195)	(53,355,195)

Balance at December 31, 2006	39,442,180	394,421	235,624,657	—	(9,115)	(189,269,497)	46,740,466	(53,305,628)

Issuance of common stock, net	254,351	2,544	134,304	—	—	—	136,848
Issuance of common stock upon exercises of stock options	297,291	2,973	192,516	—	—	—	195,489
Stock compensation	—	—	1,351,824	—	—	—	1,351,824
Beneficial conversion feature pursuant to Perseus Subsequent Convertible Note	—	—	8,047,657	—	—	—	8,047,657
Issuance of common stock warrants	—	—	16,316,274	—	—	—	16,316,274
Change in unrealized gain on marketable securities (Note 3)	—	—	—	—	9,115	—	9,115	9,115
Net loss	—	—	—	—	—	(49,874,272)	(49,874,272)	(49,874,272)

Balance at December 31, 2007	39,993,822	$399,938	$261,667,232	$—	$—	$(239,143,769)	$22,923,401	(49,865,157)

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(49,874,272)	$(53,355,195)	$(16,243,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,241,579	2,623,057	2,420,662
Provision for bad debts	1,096,613	616,006	29,871
Amortization (accretion) of premiums/discounts on marketable securities	(47,021)	(370,186)	(11,546)
Amortization of debt discount	5,231,127	—	—
Amortization of financing costs	613,845	—	—
Non-cash stock-based expense	1,374,645	5,383,705	550,775
Loss on conversion of debt	3,258,920	—	—
Warrants issued to MSW (Note 14)	6,386,736	—	—
Impairment of assets	1,113,753	25,641,187	—
(Gain)/loss on disposal of assets	28,191	(9,786)	96,578
Loss from sale of marketable securities	2,175	13,688	2,200
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	255,345	328,929	(3,542,410)
Other curent and non-current assets	543,166	(14,487)	(158,311)
Inventories and deferred costs	(340,439)	1,752,867	524,882
Costs in excess of billings	2,119,790	(2,151,347)	(1,232,123)
Accounts payable and accrued expenses	(2,231,082)	1,568,254	1,730,108
Accrued taxes payable	66,887	(54,309)	(156,283)
Billings in excess of costs	(802,503)	564,020	(2,430,612)
Deferred revenue and customer advances	(30,848)	(4,296,846)	636,699

Net cash used in operating activities	(25,993,393)	(21,760,443)	(17,783,459)

Cash flows from investing activities:
Purchases of fixed assets	(379,991)	(2,550,682)	(3,522,263)
Proceeds from the sale of fixed assets	86,646	120,000	4,500
Purchases of marketable securities	—	(36,810,963)	(36,387,663)
Proceeds from maturities and sales of marketable securities	13,310,077	44,025,632	69,776,800
Cash paid for acquisition, including transaction costs, net of cash acquired	—	(1,175,000)	—
Restricted cash	5,430,051	(6,017,758)	475,676

Net cash provided by (used in) investing activities	18,446,783	(2,408,771)	30,347,050

Cash flows from financing activities:
Borrowings from long-term debt	25,493,324	256,661	1,543,749
Debt principal payments	(18,082,472)	(680,106)	(512,965)
Proceeds from sale of common stock, net	114,027	7,916,406	184,369
Proceeds from exercise of stock options	195,489	478,233	741,213
Proceeds from exercise of warrants	—	508,933	90,938

Net cash provided by financing activities	7,720,368	8,480,127	2,047,304

Net increase (decrease) in cash	173,758	(15,689,087)	14,610,895
Cash and cash equivalents at beginning of year	4,911,704	20,600,791	5,989,896

Cash and cash equivalents at end of year	$5,085,462	$4,911,704	$20,600,791

Cash paid during the year for interest	$477,471	$698,081	$482,996

Supplemental cash flow information
Non-cash investing/financing activities:
Issuance of common stock for acquistion	$—	$701,400	$—
Assets acquired through capital leases	$—	$266,827	$141,621
Issuance of warrants in connection with debt	$9,929,538	$—	$—
Issuance of note in lieu of interest	$190,068	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND OPERATIONS OF THE COMPANY

Distributed Energy Systems Corp. (the “Company”, “we” or “Distributed Energy”) was incorporated in Delaware on May 19, 2003 to create and deliver products and solutions to the new energy marketplace, giving users greater control over their energy cost, quality, and reliability. Distributed Energy brought together two established businesses: Proton Energy Systems, Inc. (“Proton”) and Northern Power Systems, Inc. (“Northern”). Together, as subsidiaries of Distributed Energy, Proton and Northern offer an array of practical energy technologies, including Proton’s advanced hydrogen generation products and Northern’s wind turbine and fossil-fuel power systems.

To address our need to raise additional working capital, we entered into a securities purchase agreement (the “Perseus Agreement”), with Perseus Partners VII, L.P. (“Perseus”) on May 10, 2007. Pursuant to the terms of the Perseus Agreement, on June 1, 2007 we closed on an initial $12.5 million loan by Perseus to us. In connection with this initial loan, we executed a senior secured promissory note in favor of Perseus (the “Initial Note”), and issued to Perseus an initial investment warrant (the “Initial Warrant”). The Initial Note had an interest rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at our discretion, and was due on March 1, 2008. The loan was secured by a security interest in all of our assets and those of our material subsidiaries. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of our common stock at an exercise price of $0.80 per share.

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

The Subsequent Convertible Note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control or our liquidation or dissolution. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes on the same terms as the Subsequent Convertible Note (the “Additional Convertible Notes”). At Perseus’s election, the principal and any unpaid interest under the Subsequent Convertible Note and any Additional Convertible Notes are convertible immediately after issuance into shares of our common stock at a conversion price of $0.57 per share. Assuming that (a) we pay all interest expense in kind and (b) Perseus fully converts the Subsequent Convertible Note of $15.0 million and all of the Additional Convertible Notes, Perseus would receive 30,779,675 shares of our common stock. The loan is secured by a security interest in all of our assets and those of its subsidiaries.

The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of our common stock at exercise prices ranging from $0.80 to $3.00 per share.

Perseus, through its right to convert the Subsequent Convertible Note and Additional Convertible Note into our common stock and exercise the Initial Warrant and the Subsequent Warrant, could acquire enough shares of our common stock to raise its ownership to greater than 50% of the our total outstanding common stock. In addition, under the terms of the Perseus Agreement, upon the closing of the Subsequent Funding, we were obligated to reduce the size of our board of directors to five, and at that time Perseus became entitled to representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of the Subsequent Convertible Note. Based upon our current capitalization, Perseus now has the right under this provision to name a majority of the directors on our board.

On August 24, 2007, we and Perseus entered into a letter agreement regarding Perseus’s board representation rights (the “Letter Agreement”). Pursuant to the Letter Agreement, (i) Perseus acknowledged that

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it had waived the requirement that we reduce the size of our board of directors to five, (ii) Perseus and we agreed to set the size of the board at seven members, and (iii) Perseus agreed to name two directors, rather than a majority, and we agreed to permit Perseus to send an observer to meetings of our board of directors. Perseus retains its rights to, at any time, (a) require us to reduce the size of its board of directors to five members and (b) name additional members of the board of directors to give Perseus representation on our board of directors equal to at least its percentage ownership in our company, assuming exercise of its warrants and conversion of the Subsequent Convertible Note.

On November 19, 2007, we received a notification from the NASDAQ Listing Qualifications Department providing notification that, because of the appointment of Bernard H. Cherry as the Company’s Interim Chief Executive Officer, we no longer had a majority of independent directors as required by Nasdaq Marketplace Rule 4350(c)(1). To regain compliance with this rule, on November 21, 2007, Michael L. Miller, a Perseus representative, resigned from our board of directors. On November 21, 2007, in connection with Mr. Miller’s resignation, we entered into an agreement with Perseus pursuant to which we agreed to permit Mr. Miller to attend meetings of our board of directors as an observer. We also agreed to reappoint Mr. Miller to the board if we name an additional independent director and would therefore be able to maintain compliance with Nasdaq Marketplace Rule 4350(c)(1) with Mr. Miller on the board.

On March 13, 2008, we and Perseus entered into another loan agreement whereby Perseus agreed to lend us an additional $1.5 million as discussed in Note 19. As a result of this agreement, Perseus removed the earlier requirement in the Perseus Agreement to use commercially reasonable efforts to sell our Proton subsidiary, and we have ended our efforts to sell Proton. Perseus is entitled to have an observer at our board meetings and also has the right to approve specified significant actions by us. We have also granted to Perseus a right of first refusal to fund any future financing transactions we might pursue, with limited exceptions. In addition, we have agreed to register for resale all the shares issuable to Perseus. Refer to Note 10 for additional information on the Initial Note and Subsequent Convertible Note.

Liquidity

We incurred significant operating losses and negative cash flows from operating activities in each of the last three years and during the year ended December 31, 2007. Such circumstances raise substantial doubt about our ability to continue as a going concern even with the proceeds of the Perseus transaction. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under its current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets, and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

While we recently obtained funding from Perseus as described above, we do not expect that our current capital resources will be sufficient to operate our business beyond the next thirty to forty-five days, and we expect that we will need to raise additional capital within the next thirty to forty-five days to continue to operate. Our ability to continue our operations in the long term will be subject to a number of factors that pose additional risk and uncertainty, including:

•

Our ability to secure additional capital funding or debt funding in the near future on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management has developed a plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance. This plan includes:

•	Continue to raise working capital for our company through on-going meetings and discussions with potential investors including Perseus.

•	Continue our current strategy including revenue growth and bringing the business to sustained cash flow and positive performance in our Proton subsidiary.

•	Continue to complete and disposition non wind and power electronics related businesses in our Northern subsidiary

•

Focus our sales, marketing and engineering resources on continuing to grow our Northwind 100 wind turbine business. The process to focus solely on wind turbines and related power electronics started in early 2007 and is expected to continue through the end of 2008.

•	We will develop the larger megawatt wind turbine as resources and financing become available.

•	Continue cost and expense reduction activities in both of our subsidiaries and in our corporate headquarters.

•	Continue the process of either selling or fully leasing our Waitsfield, Vermont facility.

Provided we raise sufficient cash, we believe our plan is sufficient to meet all of our obligations as they come due throughout 2008. If we are unable to raise sufficient additional capital in the short term or to execute our plan, we may have to cease operations.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Revenue:

Our product revenue is primarily derived from the operations of our Proton segment. For product sales for which adequate product warranty information exists, we record revenue when a firm sales agreement is in place, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. If customer acceptance of products is not assured, revenue is recorded only upon formal customer acceptance. Customer acceptance provisions included in our product sales agreements may include written acceptance from the customer, acceptance upon servicing and installation of the equipment, and acceptance after a period of time. Revenue for product sales to distributors, for which there are no rights of return or price adjustments on unsold inventory, is recognized on a gross basis upon shipment to the distributors, as they assume title and risk of loss, subject to the deferral provisions below. For all product sales where adequate product warranty information does not yet exist to reasonably estimate warranty costs, we defer revenue and costs until the expiration of the product warranty period.

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

We also earn revenue from the rental of our HOGEN products. We account for the agreements as operating leases under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases.” The agreements are cancelable at any time by either party without penalty. Rental revenue is recognized monthly over the term of the rental agreement. Rental revenue for the years ended December 31, 2007, 2006 and 2005 was approximately $140,100, $22,300 and $96,000, respectively, costs of these related rentals, which consists primarily of depreciation expense, was approximately $85,000, $53,000 and $140,000 respectively.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Revenue:

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” or “SOP 81-1”, based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be judgmental. Approximately 67%, 79% and 77% of our contract revenue for the years ended December 31, 2007, 2006 and 2005, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our annual gross margin percentage for contract revenue may be affected by these changes in estimates and has fluctuated from 8% to 2% to (23.9)% for the years ended December 31, 2005, 2006 and 2007.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

At December 31, 2007 and 2006, respectively, the Company has classified $866,406 and $794,705 as short-term restricted cash and $727,424 and $6,229,176 as long-term restricted cash in connection with the following agreements:

•

At December 31, 2006 the Company had $5,437,882 held in a blocked interest-bearing deposit account by and on behalf of Webster Bank National Association, as a pledge under the terms of its construction loan agreement, as amended in September 2006. During 2007 the loan was paid in full and the pledged funds were released to the Company. As of December 31, 2006 the Company classified $400,200 as short term restricted cash and $5,037,682 as long-term restricted cash. The related loan balance was $5,342,182 at December 31, 2006.

•

At December 31, 2007, a financial institution has issued letters of credit of $912,615 on behalf of Northern. At December 31, 2007 the Company classified $571,696 as short term restricted cash and $375,000 as long-term restricted cash which serves as collateral for the letters of credit. At December 31, 2006, a financial institution has issued letters of credit of $1,016,749 on behalf of Northern. At December 31, 2006 the Company classified $394,505 as short term restricted cash and $622,244 as long-term restricted cash which serves as collateral for the letters of credit.

•

Northern, in connection with its debt facility and in support of certain of its commercial contracts, also maintains approximately $352,424 and $150,000 of long-term restricted cash at December 31, 2007 and 2006, respectively.

•

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. By agreement the amount held in escrow was reduced to $294,710 as of December 31, 2007 and is included in short-term restricted cash. As of December 31, 2006, $419,250 is included in long-term restricted cash.

Marketable Securities

The Company classifies its entire investment portfolio as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, the Company’s investment portfolio consisted of U.S. government and agency securities that were held by one major banking institution.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s long-term debt and capital lease obligation debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations, except for the Perseus Senior Secured Convertible Promissory Note (Subsequent Convertible Note). As described in Note 10, the Subsequent Convertible Note was issued at a discount which is being amortized over the term of the note. As a result, at December 31, 2007, the Subsequent Convertible Note is carried on the balance sheet at a discount. The stated value of the Subsequent Convertible Note of $15 million approximates the fair value of this instrument.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive income (loss) resulting from our investment activities:

	2007	2006	2005
Net loss	$(49,874,272)	$(53,355,195)	$(16,243,949)
Reclassification adjustments for loss from the sale of marketable securities included in net loss	2,175	13,688	2,200
Unrealized gain arising during the year	6,940	35,879	297,204

Total comprehensive loss	$(49,865,157)	$(53,305,628)	$(15,944,545)

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2007, we announced that we were combining the Northern and Proton businesses under Distributed Energy. This change was aimed at reducing costs and strengthening systems sales, engineering, production, service, and technology development. We also announced plans to exit the Waitsfield, Vermont facility and consolidate all of the Northern operations in the Barre, Vermont facility. As a result of our decision to exit the Waitsfield facility and consolidate our Northern operations in Barre, Vermont, we revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated depreciation charges. Therefore, we recorded additional depreciation expense in 2007 of approximately $2.4 million.

Northern’s results for the year ended December 31, 2007 were significantly less than expected due to lower revenue and higher than anticipated costs and the carrying value of Proton’s long-lived assets depends on our ability to achieve gross margins sufficient to cover operating expenses and generate positive cash flow in the normal course of business. These factors indicated that the carrying value amount of our long-lived assets may not be recoverable. During the quarter ended December 31, 2007 we conducted an impairment review of our long-lived assets, and concluded there was no impairment on the basis that the carrying amount of our long-lived assets will be recoverable from the asset grouping’s expected undiscounted cash flows. We conducted this review separately for our two asset groups—those related to Northern and those related to Proton.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our impairment review of long lived assets has been done assuming we continue as a going concern business. As described above, we do not expect that our current working capital resources will be sufficient to operate our business beyond the next thirty to forty-five days, and we will need to raise additional capital in order to continue to operate. The projections of undiscounted cash flows we used in our impairment analysis assume that we raise sufficient capital to continue our business on a long term basis. If we do not raise sufficient capital in the near term, or if we do raise sufficient capital but our projections of undiscounted cash flows are not realized, there is a risk that additional impairment charges would need to be recorded. If we do not raise sufficient capital in the near term, we may reorganize or liquidate our assets, and we may receive significantly less than the value at which they are carried in the financial statements.

Goodwill

As part of our acquisitions of Northern in 2003 and the Crown service business in 2006, we recorded approximately $24.8 million of goodwill and $5.7 million in intangible assets. Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired business.

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

In the fourth quarter 2006 and throughout 2006, Northern’s operating results were significantly less than expected due to revenue shortfalls and higher than anticipated costs. Additionally, Northern’s backlog also decreased since the third quarter of 2006 as work was performed on existing contracts, with no significant new contracts added to the backlog through December 31, 2006. In the fourth quarter we completed preparation of our 2007 operating plan and our related long-term projections, which indicated lower than previously estimated revenue growth, gross margins and related operating cash flows. These projections were used to estimate the fair value of the Northern reporting unit and it was determined that the carrying value of the reporting unit exceeded the fair value, which indicated goodwill impairment. The Company then compared the implied fair value of the Northern goodwill with the carrying value of that goodwill and recorded a $24.2 million goodwill impairment

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge in 2006. The impairment review process involved significant judgment regarding Northern’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of Northern.

Intangible Assets

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets subject to amortization is based on the amount the carrying value exceeds the fair value of the asset. Intangible assets include acquired technologies, backlog, trade name, and non-compete agreements. Of the $5.7 million in intangible assets, $4.2 million are intangible assets with a useful life ranging from 1-7 years and $1.5 million is an intangible asset with indefinite life. The intangible assets balance, net of amortization and write-offs, is $1.3 million and $3.0 million at December 31, 2007 and 2006, respectively.

In the third quarter of 2007, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service and non-compete contracts has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007.

In the fourth quarter 2006, we began an initiative to combine the operations of Northern and Proton to reduce costs and strengthen its systems sales, engineering, production, service and technology development. In conjunction with that effort we determined that we would eliminate both the Proton and Northern brands, and operate in the marketplace under a single unified brand, Distributed Energy. At that time, we had planned to cease use of the Northern tradename by April 2007. Therefore, at December 31, 2006, we determined that the Northern tradename had been impaired and recorded an impairment charge of $1,450,000. The fair value of the Northern tradename was determined utilizing the income approach-relief from royalty method. In the fourth quarter of 2007, in connection with our narrowing of Northern’s focus to the design and sale of direct drive wind turbines and associated power electronics, we concluded that we would maintain both the Proton and Northern tradenames. This decision does not result in any change to the impairment charge taken in 2006. We have assessed the useful lives of our other existing intangible assets and believe that the estimated useful lives remain appropriate.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in accrued product and service warranties for the years ended December 31, 2005, 2006 and 2007 are as follows:

Balance as of December 31, 2004	$273,027
Warranties issued in 2005	398,653
Adjustments to provision	(36,744)
Warranty claims	(217,242)

Balance as of December 31, 2005	417,694

Warranties issued in 2006	883,636
Adjustments to provision	479,537
Warranty claims	(967,422)

Balance as of December 31, 2006	813,445

Warranties issued in 2007	592,143
Adjustments to provision	(161,573)
Warranty claims	(673,954)

Balance as of December 31, 2007	$570,061

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

For the years ended December 31, 2007, 2006 and 2005, contract revenue from government-sponsored agencies accounted for approximately 14%, 13% and 14% of our total revenue, respectively. Contract revenue from international customers accounted for approximately 18%, 25% and 11% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, three customers accounted for 17%, 16% and 11% of product revenue. For the year ended December 31, 2006, one customer accounted for 14% of product revenue and another customer accounted for 11% of product revenue. For the year ended December 31, 2005, one customer accounted for 10% of product revenue. For the year ended December 31, 2007, approximately 13% of international product sales were to two customers. For the years ended December 31, 2007, 2006 and 2005, approximately $5.2 million, $14.9 million and $13.3 million in sales were made to international customers. At December 31, 2007 and 2006, accounts receivable from government-sponsored agencies accounted for approximately 13% and 8% of total Company accounts receivable, respectively. At December 31, 2007, there was two customer accounts receivable greater than 10% of total receivables.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss per Share

Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities since the effect would be antidilutive. Accordingly, no effect has been given to the assumed exercise of 651,396, 1,992,011, and 2,878,925 common stock options outstanding for the years ended December 31, 2007, 2006, and 2005, respectively, nor the assumed exercise of 8,589,629, 0 and 744,786 common stock warrants outstanding for the years ended December 31, 2007, 2006, and 2005 respectively, nor the assumed conversion of Perseus debt to 26,649,243 of common shares as of December 31, 2007 since the effect would be antidilutive for the reporting periods.

Segment Reporting

The Company operates in two reportable segments, Proton and Northern, as defined in Note 17, determined in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006. Our Consolidated Financial Statements, for the year ended December 31, 2007, reflect the impact of adopting SFAS 123(R). Non-cash stock compensation expense for the year ended December 31, 2007, was $1,374,645 which consisted primarily of stock-based compensation expense related to employee stock options recognized under SFAS 123(R). In addition, stock-based compensation expense for the year ended December 31, 2007 of $22,821 was recognized related to our ESPP.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our Consolidated Statements of Operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Additionally, under the modified prospective transition method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits totaling approximately $700,000 at December 31, 2007.

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the year ended December 31, 2007 and 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all stock-based awards granted will be recognized using the ratable single-option method. As stock-based compensation expense recognized in our results for 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our Notes to Consolidated Financial Statements for the related periods.

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

2005
Net loss:
As reported	$(16,243,949)
Add: Stock-based employee compensation expense included in net loss	462,644
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,839,536)

Pro forma	$(18,620,841)

Net loss per share, basic and diluted
As reported	$(0.45)

Pro forma	$(0.51)

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. MARKETABLE SECURITIES

The following tables summarize investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. government securities	$—	$—	$—	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2006
U.S. government securities	$13,265,231	$—	$(9,115)	$13,256,116

As of December 31, 2007 and 2006, the approximate fair values of marketable securities by maturity date are as follows:

	2007	2006
Less than one year	$—	$13,256,116

Securities are carried at fair value with the unrealized gains (losses) reported as a separate component of stockholders’ equity. Proceeds from the sale of securities in 2007, 2006, and 2005 totaled $2,639,742, $1,147,955

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $2,002,573 respectively. The cost was determined using the specific identification method and the resulting realized losses were ($2,175), ($13,688), and $(2,200), respectively. At December 31, 2006, the Company had one callable agency security with a fair market value totaling approximately $2.6 million.

4. INVENTORIES

Inventories are as follows:

	December 31,
	2007	2006
Raw materials	$2,752,230	$3,732,561
Work in process	1,315,263	923,435
Finished goods	1,004,060	128,443

	$5,071,553	$4,784,439

The above inventory amounts are shown net of reserves for obsolescence and shrinkage of $610,715 and $493,951 at December 31, 2007 and 2006, respectively.

5. FIXED ASSETS

	December 31,
	2007	2006
Land	$2,663,712	$2,663,712
Buildings	12,261,252	12,258,252
Machinery and equipment	4,928,824	5,095,410
Leasehold improvements	454,062	454,062
Assets under capital lease	5,310,824	5,298,326
Office furniture, fixtures and equipment	4,604,757	4,627,893
Rental equipment	488,857	220,828
Construction in process	913,406	1,106,614

	31,625,694	31,725,097
Less: accumulated depreciation	(13,196,652)	(8,984,887)

	$18,429,042	$22,740,210

Depreciation expense was $4,286,322, $1,694,994, and $1,799,381 for the years ended December 31 2007, 2006 and 2005, respectively. Amortization of assets under capital leases for the years ended December 31, 2007, 2006 and 2005 was $2,674,678, $235,358 and $157,976, respectively. Accumulated amortization of assets under capital lease at December 31, 2007, 2006 and 2005 is $3,195,475, $544,118 and $308,760, respectively. Included in the amortization of assets under capital leases for 2007 is approximately $2.4 million of depreciation expense associated with the Waistfield, Vermont building as a result of a change in useful life. The carrying value of rental equipment at December 31, 2007, 2006 and 2005 is $298,630, $113,156 and $111,533, respectively. During the year ended December 31, 2007, the Company changed the estimated useful life of its Waistfield, Vermont facility as a result of its plan to exit the facility by June 30, 2007, and accordingly recorded approximately $2.4 million of accelerated depreciation in excess of what would have been recorded under the previous estimated useful life.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, we began a company wide effort to streamline and consolidate our internal enterprise wide resource planning systems. As a result we began capitalizing the costs related to the acquisition and development of our new internal use software in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We have classified these costs as Construction in Process until the system is completely implemented and functional. Through December 31, 2007, we capitalized approximately $663,000 consisting primarily of software, software consulting, and internal labor costs associated with the implementation of our EPICOR Enterprise Resource Planning (ERP) applications. We performed a review of all ERP capitalized costs during the fourth quarter of 2007 and determined that only a portion of our previously capitalized software licenses will be deployed. This resulted in a $290,000 charge against capitalized ERP costs for the year ended December 31, 2007.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued warranty	$570,061	$813,445
Accrued purchases	316,167	455,099
Accrued project losses	1,368,944	84,373
Accrued interest	472,602	34,900
Other accruals	599,494	647,782

	$3,327,268	$2,035,599

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had deferred product and service revenue of approximately $342,000 and $83,000 as of December 31, 2007 and 2006 respectively. The Company had deferred product costs of $131,000 and $0 as of December 31, 2007 and 2006 respectively.

Contract Revenue

At December 31, 2007 and 2006 deferred costs related to contracts being accounted for under the completed contract method were approximately $733,000 and $811,000, respectively. At December 31, 2007 and 2006 deferred revenue related to contracts being accounted for under the completed contract method was approximately $482,000 and $922,000.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion is as follows:

	December 31,
	2007	2006
Costs incurred and estimated earnings on contracts in progress	$36,212,634	$20,969,341
Less: billings to date	35,151,336	18,590,756

Costs and earnings in excess of (less than) billings, net	$1,061,298	$2,378,585

	December 31,
	2007	2006
Costs in excess of billings on contracts in progress	$1,982,783	$4,102,573
Billings in excess of costs on contracts in progress	(921,485)	(1,723,988)

Costs and earnings in excess of (less than) billings, net	$1,061,298	$2,378,585

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

$1,877,450

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-compete Agreement: In connection with the acquisition, Crown agreed that it will not directly or indirectly compete with Northern or Distributed Energy for engineering, procurement and construction of natural gas engine or turbine driven cogeneration projects under 10 megawatts in the State of California for a period of three years. The fair value of the agreement was determined using the Lost Profits method. An 18% discount rate was used based on Northern’s estimated weighted average cost of capital.

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

Intangible assets related to Crown recorded on the balance sheet of Northern, the reportable segment to whom all intangibles of the Company are assigned as of December 31, 2006, are comprised of the following:

	Gross Amount	Accumulated Amortization
Service Contracts	$1,458,155	$(141,111)
Non Compete	314,750	(78,687)

	$1,772,905	$(219,798)

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 9, in the third quarter of 2007, we determined that there were indications of impairment of the intangible assets related to the Crown acquisition. As a result of our impairment analysis, we determined that the value associated with the projected cash flows of acquired service and non-compete contracts has decreased resulting in the recognition of an impairment loss of approximately $1.1 million in the third quarter of 2007.

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

We also perform an annual impairment test for indefinite lived intangible assets. In the fourth quarter 2006 the Company began an initiative to combine the operations of Northern and Proton to reduce costs and strengthen its systems sales, engineering, production, service and technology development. In conjunction with that effort the Company determined that it would eliminate both the Proton and Northern brands. Therefore, at December 31, 2006 we determined that the Northern tradename had been impaired and recorded an impairment charge of $1,450,000 (see Note 2). In the fourth quarter of 2007, in connection with our narrowing of Northern’s focus to the design and sale of direct drive wind turbines and associated power electronics we concluded that we would maintain the Northern tradename. This decision does not result in any change to the impairment charge taken in 2006.

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

The remaining identifiable intangible assets are comprised of the following:

		Accumulated Amortization December 31,
	Gross Amount	2007	2006
Amortizable intangible assets
NW100 Technology	$2,270,000	$(1,324,167)	$(999,883)
Crown Contracts	1,458,155	$(1,234,546)	(141,111)
Software Tools	70,000	(70,000)	(70,000)
Fleet Monitoring Software	150,000	(150,000)	(150,000)
Power Electronics	290,000	(169,167)	(127,734)
Contract Backlog	1,370,000	(1,370,000)	(1,370,000)
Non-Compete Agreements	384,750	(384,750)	(121,858)

	$5,992,905	$(4,702,630)	$(2,980,586)

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $1,722,044, $620,903 and $471,798, respectively. Approximately $1.1 million of the total 2007 amortization of intangible assets relates to the impairment of Crown. The weighted average life of the amortizable intangible assets acquired was approximately 57 months at December 10, 2003. The expected aggregate amortization expense for each of the next five years is as follows:

2008	$413,678
2009	400,843
2010	370,367
2011	35,129
2012	35,129
After 2012	35,129

$1,290,275

10. DEBT

Long-term debt consists of the following at December 31:

	2007	2006
Perseus Senior Secured Convertible Promissory Note, net of $10,804,815 debt discount	$4,385,253	$—
Wallingford, Connecticut facility mortgage	—	5,342,182
VEDA Barre, Vermont facility mortgage	610,256	638,861
Waring Investments, Vermont facility mortgage	847,671	883,734
Merchants Bank equipment loan	—	55,094

	5,843,180	6,919,871
Less current portion	5,843,180	1,379,460

	$—	$5,540,411

Future maturities in aggregate under these debt obligations (on a gross principal basis, after accretion of debt discount) at December 31, 2007 are as follows:

2008	$15,261,846
2009	74,918
2010	78,300
2011	81,940
2012	85,860
2013 and thereafter	1,065,131

$16,647,995

Perseus Senior Secured Promissory Note (Initial Note)

On June 1, 2007, pursuant to the terms of the Perseus Agreement, the Company closed on a $12.5 million loan by Perseus to the Company. In connection with this loan, the Company executed the Initial Note and issued to Perseus the Initial Warrant. The Initial Note bore interest at a rate of 12.5% per annum, compounded quarterly, payable in cash or in kind at the Company’s discretion, and was due in full on March 1, 2008. As a result, the Company recorded approximately $1.8 million of total interest expense related to the Initial Note for the twelve months ended December 31, 2007. The loan was secured by a security interest in all of the Company’s assets and those of its material subsidiaries.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the Company’s common stock at an exercise price of $0.80 per share. The Company accounted for the Initial Note pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Initial Warrant was determined to be approximately $3.7 million. The Company used the following assumptions to estimate fair value of the warrants: expected term of five years; expected volatility of 80.8%; risk free rate of 4.92%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $2.9 million of the $12.5 million proceeds to the Initial Warrant. The amount attributed to the Initial Warrant resulted in a discount on the Initial Note. The debt discount was being amortized over the term of the Initial Note and accordingly the Company recognized approximately $893,000 of debt discount costs within interest expense related to this amortization during the twelve months ended December 31, 2007. Additionally, the Company incurred approximately $1.8 million of debt issuance costs associated with this financing which was being amortized over the life of the debt and recorded approximately $559,000 of debt issuance costs within interest expense during the twelve months ended December 31, 2007.

On August 24, 2007, the Company repaid and cancelled the Initial Note in connection with the issuance of the Subsequent Convertible Note. The Company accounted for this exchange of notes under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The exchange resulted in extinguishment accounting because the Subsequent Convertible Note contained a substantial conversion feature not contained within the Initial Note. For the twelve months ended December 31, 2007, the Company recognized a loss on extinguishment of approximately $3.3 million which represented the remaining unamortized balance of debt discount of $2.0 million and deferred financing costs of $1.3 million, respectively, with respect to the Initial Note.

The calculation of the loss at the time of exchange is as follows (in thousands):

Initial Note, at par		$12,500

Debt discount	(2,897)
Accumulated amortization	893

		(2,004)
Debt issuance costs	(1,814)
Accumulated amortization	559

		(1,255)

Initial Note, net			$9,241
Initial Note repaid			12,500

Loss on extinguishment			$3,259

Perseus Senior Secured Convertible Promissory Note (Subsequent Convertible Note)

On August 24, 2007, the Company repaid the $12.5 million Initial Note and accrued interest of $0.4 million. In connection with this subsequent loan, the Initial Note was cancelled, and the Company executed the Subsequent Convertible Note, and received additional cash of approximately $2.1 million after paying the Initial Note and accrued interest and issued to Perseus the Subsequent Warrant. The Subsequent Convertible Note has an original principal amount of $15.0 million, bears interest at a rate of 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008 or earlier upon an event of default, a change of control of the Company

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the liquidation or dissolution of the Company. As a result, the Company recorded approximately $5.0 million of total interest expense related to the Subsequent Convertible Note for the twelve months ended December 31, 2007, including stated interest, amortization of debt discount and amortization of debt issuance costs. The Company may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. Assuming that (a) the Company pays all stated interest expense, estimated to be $2.3 million, in kind and (b) Perseus fully converts the Subsequent Convertible Note and all of the Additional Convertible Notes, Perseus would receive 30,779,675 shares of the Company’s common stock.

The Subsequent Convertible Note is secured by a security interest in all of the Company’s assets and those of its material subsidiaries. The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of the Company’s common stock at exercise prices ranging from $0.80 to $3.00 per share. The Company accounted for the Subsequent Convertible Note pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the Subsequent Warrant was determined to be approximately $13.2 million. The Company used the following assumptions to estimate fair value of the Subsequent Warrants: expected term of five years; expected volatility of 81.4%; risk free rate of 4.42%; and no dividend yield. Accordingly, based on the relative fair values of the debt and the warrant at the time of issuance the Company allocated approximately $7.0 million of the $15.0 million proceeds to the Subsequent Warrant. The amount attributed to the Subsequent Warrant results in a discount on the Subsequent Convertible Note. The debt discount is amortized over the term of the Subsequent Convertible Note and accordingly the Company recognized approximately $2.0 million as interest expense related to this amortization during the twelve months ended December 31, 2007. Additionally, the Company incurred approximately $0.2 million of debt issuance costs associated with this Subsequent Convertible Note financing which is being amortized over the life of the debt and recorded approximately $54,720 as interest expense during the twelve months ended December 31, 2007.

At Perseus’s election, the Subsequent Convertible Note and any Additional Convertible Notes issued to Perseus are convertible into shares of the Company’s common stock at a conversion price of $0.57 per share compared to the Company’s closing stock price of $0.74 at time the Subsequent Convertible Note was issued. As a result, the Subsequent Convertible Note contains a beneficial conversion feature. The Company accounted for the beneficial conversion feature under EITF 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, to Certain Convertible Instruments”. After consideration of the allocation of the proceeds to the Subsequent Convertible Note and Subsequent Warrant in accordance with APB 14, the Company calculated the Subsequent Convertible Note has an effective conversion price of $0.30 per share. This resulted in a beneficial conversion of $0.44 per share or approximately $11.5 million, however, the Company recorded approximately $8.0 million as a beneficial conversion feature which represented the remaining debt proceeds available for such allocation. The beneficial conversion feature was recorded as a debt discount and an increase additional paid in capital. The debt discount is amortized over the term of the Subsequent Convertible Note and accordingly the Company recognized approximately $2.3 million within interest expense related to this amortization during the twelve months ended December 31, 2007.

Wallingford, Connecticut facility:

In December 2001, Technology Drive LLC, a subsidiary of Proton, which is a subsidiary of Distributed Energy Systems Corp., entered into a $6,975,000 loan agreement with Webster Bank, National Association (“Webster”) in connection with the construction of Proton’s new facility in Wallingford, Connecticut. Under the terms of the loan, the business assets of Technology Drive LLC, including the land and building, are subject to lien. The loan agreement was structured as a one-year construction loan with monthly payments of interest only until December 2002 at which time the loan converted to a seven-year term note. The term note amortizes based upon a fifteen-year schedule with a final lump sum payment due at the maturity date of December 31, 2009.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 18, 2006, Technology Drive LLC, entered into an amendment to construction loan agreement with Webster. These amendments relate to a loan to Technology Drive from the bank made December 7, 2001 in the original principal amount of $6,975,000. The effect of the amendments is to change the interest rate on the loan from LIBOR plus 237.5 basis points to LIBOR plus 200 basis points (7.35% at December 31, 2006) and to eliminate the requirement that Technology Drive maintain cash and marketable securities of $20,000,000. The amendment further provides for the pledge by Technology Drive to the bank of an account with the bank having a balance equal to the amount payable under the loan. As of December 31, 2006, we have classified $400,200 as short-term restricted cash and $5,037,682 as long-term restricted cash as a result of this amendment. As of December 31, 2006, the outstanding principal balance of the loan is $5,342,182. The loan agreement contains a material adverse change clause allowing Webster, at its option, to declare the loan immediately payable if they believe there has been a material adverse change in our financial condition, however, we consider it remote that Webster will declare the loan immediately payable due to the restricted cash balance that equals the amount of the loan. During the second quarter of 2007, the Company paid the Webster Bank mortgage in full in the amount of $5,192,672 and the pledged funds were released to the company.

In connection with the loan facility, the Company incurred approximately $216,000 of loan origination costs. These costs are being amortized over the term of the loan. Amortization expense for each of the years ended December 31, 2006 and 2005 was $27,000. In 2007, we expensed the remaining unamortized loan origination costs of approximately $80,000 associated with the payoff of the Webster Bank loan.

Barre, Vermont facility

In October 2005, Northern completed the purchase of a 110,000 square-foot manufacturing facility in Barre, Vermont. This facility, a portion of which had been leased by Northern since 2004, added capacity for Northern’s business. Under the purchase, Northern qualified for assistance from the Vermont Economic Development Authority, or VEDA, which together with Vermont’s Merchants Bank provided financing for a substantial portion of the facility, land, and future facility improvements.

VEDA made available a total of $740,000, at a variable rate equal to two percentage points less than VEDA’s prevailing rate for taxable financing with a maturity date of October 6, 2015, 6.25% at December 31, 2007. The VEDA debt currently requires 120 monthly payments of $5,567 and a final balloon payment in October 2015. As of December 31, 2007, Northern has drawn a total of $688,935 on this loan. The loan is collateralized by the Barre, Vermont property.

Merchants Bank provided $925,000 at a fixed rate of 7.42%. Merchants Bank requires 119 monthly payments of $8,535 beginning November, 2005, and a final balloon payment of approximately $435,000 on October 6, 2015. The loan agreement contains a material adverse change clause allowing Merchants Bank, at its option, to declare the loans immediately payable if they believe there has been a material adverse change in our financial condition. We have incurred recurring operating losses and cash outflows. As a result of these conditions, there is more than a remote chance that Merchants Bank may declare the loans immediately payable. Accordingly, we have classified the entire balance as a current liability. The loan is collateralized by the Barre, Vermont property. In 2007, this note was sold to Waring Investments, Inc. (“Waring”).

Classification of Debt

The Company’s Vermont facility mortgage with Waring contains a material adverse change clause which allows Waring, at its option, to declare the loan to be in default and immediately payable if there has been a material adverse change in our financial condition. The Company’s loan agreements with Perseus and the Vermont Economic Development Authority (“VEDA”) each contain cross-default provisions which provide that

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any event of default in any secured borrowing would result in the Perseus and VEDA loans being in default and immediately payable. Accordingly, the Waring loan, and the Perseus and VEDA loans with cross-default provisions, have been classified as short term. None of our lenders have accelerated our scheduled loan payments as a result of these provisions.

Fixed assets:

In July 2005, Northern purchased a phone system for their Waitsfield and Barre facilities and obtained a $157,500 loan with Merchants Bank. The loan bears interest at a fixed rate of 6.87 % with monthly payments of $7,042 for a period of 2 years. The loan is guaranteed by Distributed Energy Systems. Northern is required to maintain certain levels of insurance and meet certain financial covenants. The agreement also contains a material adverse change clause. The loan has been paid in full as of December 31, 2007.

Capital Lease Obligations:

In 2002, Northern began construction of a new facility. In March 2003, Northern entered into a financing agreement with the Vermont Economic Development Authority (VEDA) regarding the purchase, construction, sale, and lease of a new facility. In March 2003, a condominium association, Northern Power Systems Commercial Condominium Association, Inc. (NPS Condo Association), was formed for the purpose of managing the land, building, and improvements related to the new facility. Northern owns 50% of the NPS Condo Association and has the ability to exercise significant influence over the NPS Condo Association. Northern transferred certain property and development rights under NPS Condo Association to the Central Vermont Economic Development Corporation (CVEDC). In consideration, CVEDC secured a $2,790,000 loan from VEDA to complete the facility and lease back such facility to Northern. The terms of the lease include an initial term of ten years, lease payments equal to the debt payments plus an administrative fee, and a purchase option for Northern equal to the outstanding loan amount. Northern is required to maintain certain levels of insurance over the facility, is required to maintain $150,000 of restricted cash for performance under the agreements and indemnifies CVEDC from liability or lawsuit relating to the facility. At December 31, 2007, $2,399,328 is outstanding under the note. The asset and related obligation is treated as a capital lease.

During 2005 Northern entered into capital lease agreements on vehicles to be used primarily by its service organization. The original principal amount of these leases is equal to $141,623. The leases are for a term of 48 months with interest rates ranging from 5.7% to 10.6%. At December 31, 2007, $63,433 is outstanding under these leases.

During 2006 Northern entered into capital lease agreements on vehicles to be used primarily by its service organization. The original principal amount of these leases is equal to $266,827. The leases are for a term of 48 months with various interest rates. At December 31, 2007, $124,538 is outstanding under these leases.

Total payments under the capital leases are as follows:

2008	$406,286
2009	380,745
2010	302,547
2011	274,094
2012	264,555
2013 and thereafter	1,692,620

total payments	3,320,847
less interest portion	(733,546)

$2,587,301

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003 in connection with the Northern acquisition, the Company issued 1,404,004 shares of common stock to the shareholders of Northern. In addition, warrants to purchase 2,145,227 shares of the Company’s common stock (“acquisition warrants”) at a purchase price of $2.80 per share were also issued to Northern shareholders and option holders. The acquisition warrants were immediately exercisable and expired at December 10, 2006. During the years 2006 and 2005, 475,531 and 1,360,605 acquisition warrants were exercised utilizing the cash or cashless exercise feature of the warrant, resulting in the issuance of 289,440 and 683,454 shares of common stock, respectively.

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

In connection with the execution of the Morgan Stanley Wind LLC Joint Venture Agreement, we issued to MSW on March 7, 2007 a Common Stock Purchase Warrant entitling MSW to purchase up to 8% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. The warrant is immediately vested as to 8% of our common stock outstanding from time to time, at a purchase price equal to the lower of $2.25 per share or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. These warrants are exercisable until the second anniversary of the grant date, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least $2.25. The warrant may only be exercised in cash. The warrant to purchase our common stock remains outstanding after the termination of the joint venture agreement. To date, the warrant issued to MSW allows them to purchase 7,630,025 shares of common stock.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock warrants were issued in 2007 to Perseus pursuant to both the Initial Note and the Subsequent Convertible Note. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of the Company’s common stock at an exercise price of $0.80 per share. The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of the Company’s common stock at exercise prices ranging from $0.80 to $3.00 per share.

12. RESTRUCTURING AND RELATED COSTS

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

As a result, during the year ended December 31, 2007, the Company recorded severance charges of approximately $703,000. These costs are accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and were included as a charge to the results of operations for the year ended December 31, 2007. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

The following table summarizes the severance provision, the severance amount paid and remaining severance costs for the 2007 restructuring costs by segment:

	Northern	Proton	Other	Total
Provision	$560,683	$78,433	$63,652	$702,768
Amounts paid	(560,683)	(78,433)	(63,652)	(702,768)

Balance at December 31, 2007	$—	$—	$—	$—

As a result of its decision to exit the Waitsfield facility and consolidate its Northern operations in Barre, Vermont by June 30, 2007, the Company revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated the related depreciation charges. Therefore, the Company recorded additional depreciation expense of approximately $2.4 million, respectively, for the year ended December 31, 2007 to reduce the facility to its estimated net residual value of approximately $2.0 million. These depreciation charges are included in selling, general and administrative expenses.

13. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the exercise price for each incentive stock option shall not be less than the fair market value of the common stock at the time the incentive stock option is granted. Options generally vest ratably over four to five years and expire ten years from the date of grant. The Company has a policy of issuing new shares to satisfy option exercises.

A summary of stock option activity for the year ended December 31, 2007 under the Plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006 (3,467,706 exercisable)	5,078,032	$6.44
Granted	1,475,518	$0.70
Exercised	(297,291)	$0.66
Cancelled or forfeited	(949,975)	$4.58

Outstanding at December 31, 2007 (3,809,148 exercisable)	5,306,284	$5.50

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $490,000, $2.3 million and $4.2 million, respectively. The weighted average grant date fair value per share of the stock options granted during the years ended December 31, 2007, 2006 and 2005 was $0.47, $5.45 and $2.61, respectively. As of December 31, 2007, the aggregate intrinsic value of options outstanding and currently exercisable options was $21,129 and $20,654, respectively.

The following table summarizes additional information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 0.07 —$ 0.37	318,807	3.00	$0.33	302,983	$0.33
0.47 — 0.47	580,000	9.96	0.47	0	0.00
0.50 — 0.78	659,856	6.43	0.59	82,841	0.53
0.79 — 2.73	586,208	6.98	2.17	515,967	2.15
2.75 — 3.40	565,287	5.68	3.08	469,538	3.02
3.41 — 5.00	530,490	5.83	3.94	468,680	3.94
5.01 — 7.49	547,716	3.55	6.63	533,844	6.65
7.65 — 10.08	540,195	6.78	9.05	458,320	8.88
10.09 — 16.88	311,553	2.42	11.06	310,803	11.06
$ 17.00 —$ 24.13	666,172	1.96	$17.01	666,172	$17.01

$ 0.07 —$ 24.13	5,306,284	5.47	$5.50	3,809,148	$7.06

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes additional information about stock options granted during 2007, 2006 and 2005, respectively:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2007 Options granted with an exercise price:
Equal to fair market value	1,475,518	$0.70	$0.47

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2006 Options granted with an exercise price:
Equal to fair market value	1,374,044	$7.83	$5.45

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value at Grant Date
2005 Options granted with an exercise price:
Equal to fair market value	681,661	$3.65	$2.56
Price less than fair value	5,000	0.37	4.17

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

The Company measures the fair value of issuances under the employee stock purchase plan using the Black-Scholes option pricing model at the end of each reporting period. The compensation cost for the Plan consists of the discount (15% of the grant date stock price) and the fair value of the option features. During the year ended December 31, 2007, 2006, and 2005, 134,067, 71,752 and 54,295 shares of common stock were issued for proceeds of $114,027, $253,474 and $184,369, respectively. As of December 31, 2007, 144,963 shares remained available for future issuance under the 2003 ESPP Plan.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Total non-cash stock compensation, including the impact of SFAS 123(R) for the year ended December 31, 2007 and 2006 was $1,374,645 and $5,383,705, respectively. This amount was recognized as follows:

	2007	2006
Selling, General and Administrative	$1,139,788	$4,914,695
Research and Development	106,773	200,402
Cost of revenue	128,084	268,608

Total non-cash stock compensation	$1,374,645	$5,383,705

As of December 31, 2007, total unamortized stock-based compensation cost, net of estimated forfeitures, related to non-vested stock options was $3.2 million, which is expected to be recognized over the remaining weighted average vesting period of 18 months. The total value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $2.2 million, $5.8 million, and $7.8 million, respectively.

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

	2007	2006	2005
Risk free interest rate	3.49%-5.03%	4.53%-5.07%	3.72%-4.45%
Expected dividend yield	None	None	None
Expected life of option	6 years	6 years	5 years
Expected volatility	85%	76%	91%

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CEO Awards

In the first quarter of 2006 the Company granted its CEO, Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 per share and the shares vested one year from the date of grant. In addition, the Company granted Mr. Schwallie 28,280 shares of restricted common stock at a price of $.01 per share. The fair market value of these shares at the date of grant was $8.84 per share and vested immediately. The total compensation cost reflected in selling, general and administrative expenses associated with these two grants is approximately $1.1 million for the year ended December 31, 2006.

Mr. Schwallie also has the ability to earn up to 300,000 shares of restricted stock, contingent upon achievement of various company wide performance goals, including certain revenue, cash flow and gross margin targets at various intervals through June 30, 2008. The shares subject to this agreement vest immediately upon the achievement of these performance goals. These goals have not been met. On October 31, 2007 Mr. Schwallie voluntarily resigned from the Company. The vesting of any unvested stock options terminated at that time.

Other Stock-Based Compensation

In connection with the grant of certain stock options to Northern optionholders as part of the merger consideration on December 10, 2003 (the “merger options”), the Company recorded unearned stock compensation representing the difference between the deemed fair market value of the common stock on the date of grant and the exercise price. Compensation related to merger options that vest over time was recorded as unearned compensation, a component of stockholders’ equity, and was being amortized over the vesting periods of the related merger options. Beginning January 1, 2006, the Company fair valued these options using the same assumptions as those previously described. During the years ended December 31, 2007, 2006 and 2005, the Company recorded non-cash compensation expense relating to these merger options totaling $39,335, $284,494, and $462,644, respectively. Previously, forfeitures associated with these merger options were recorded as incurred, however, FAS 123(R) requires that an estimated forfeiture rate be applied to outstanding awards. As a result, in the first quarter of 2006, the Company reversed approximately $35,000 of previously recognized compensation cost associated with these estimated forfeitures which is reflected in selling, general, and administrative expenses. The Company’s deferred stock compensation balance of $453,980 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS 123(R).

During the years ended December 31, 2007, 2006 and 2005, the Company granted non-qualified stock options with a ten-year term to non-employees to purchase 0 shares, 29,794 shares and 22,367 shares, respectively, of common stock. The Company recognized compensation expense based on the fair value of these options of $0, $166,933, and $88,130, respectively.

401(k) Plan

In 1997, the Company established a 401(k) plan covering substantially all of its employees, subject to certain eligibility requirements. Participants have the option of contributing up to 15% of their annual compensation. In January 2002, the Company adopted a 50% match of employee contributions up to 6% of

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation. Employer matching contributions for the years ended December 31, 2007, 2006, and 2005 approximated $462,000, $489,000 and $394,000, respectively.

14. JOINT VENTURE

On March 7, 2007, the Company entered into a Joint Venture Agreement with Morgan Stanley Wind LLC (“MSW”), a subsidiary of Morgan Stanley. This agreement established a framework for the Company and Morgan Stanley to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies. The agreement provided MSW the exclusive right, but not the obligation to provide financing for projects. No projects subject to the terms of the joint venture agreement have been entered into to date. In connection with the execution of the Joint Venture Agreement and as an inducement for Morgan Stanley to enter into the agreement, the Company issued to Morgan Stanley on March 7, 2007 a Common Stock Purchase Warrant entitling Morgan Stanley to purchase up to 10% of the Company’s common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. The warrant may only be exercised in cash.

The warrant was immediately vested as to 8% of the Company’s common stock outstanding from time to time, at a purchase price equal to the lower of $2.25 per share or 80% of the fair market value of the common stock on the date of exercise, but in no event less than $2.10 per share. This 8% tranche of the warrant is exercisable until the second anniversary of the grant date, except that the exercise period will be extended for an additional year if the fair market value of our common stock on such second anniversary is not at least $2.25.

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

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The joint venture agreement with Morgan Stanley Wind (MSW) was terminated in February, 2008 and the Company received a payment of $500,000 from MSW. The warrant to purchase up to 8% of the Company’s stock survives the termination of the joint venture, but the subsequent tranches can no longer be earned.

15. COMMITMENTS AND CONTINGENCIES

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

CCEF Advance Balance
December 31, 2004	$283,012
Advances	917,167
Milestone achieved	(933,300)

December 31, 2005	$266,879

Advances	276,370
Milestone achieved	(543,249)

December 31, 2006	$—

Advances	268,940
Milestone achieved	(268,940)

December 31, 2007	$—

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses for relocation, early disposition/abandonment and employment threshold. The recapture clauses for relocation and early disposition/abandonment expire

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 15, 2011; the employment threshold clause is subject to review by the Authority in the quarter ended December 31, 2006. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement shall not exceed $419,250 (the maximum sales and use tax benefit possible under the terms of the Agreement, plus a 7.5% penalty). Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. By agreement the amount held in escrow was reduced to $294,710 as of December 31, 2007 and is included in short-term restricted cash.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $415,000 and $348,000 for certain state income and sales tax contingencies for which there may be exposure at December 31, 2007 and 2006, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount.

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. Proton believes it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurances that we

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position and results of operation in the period in which the lawsuits are resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

In 2005, our Northern subsidiary entered into an Engineering Procurement and Construction Contract with Aarhus Karlshamn USA, Inc., or Aarhus, for the design and installation of a combined heat and power system for a facility located in Newark, New Jersey. The proposed system used Stirling engines manufactured by a third party, STM Power, Inc. On February 20, 2007, STM Power ceased operations. As a result of STM Power’s cessation of operations, they are unable to provide the components and warranty assistance needed for the engines.

On October 19, 2007, Aarhus filed suit against us in the Superior Court of New Jersey, Essex County, alleging breach of contract, breach of warranty and negligence and seeking compensatory and consequential damages in excess of $4 million. We have two applicable insurance polices in an aggregate amount of $3 million, and both insurance carriers are participating in the defense of the claims. We believe we have meritorious defenses to the claims made in the complaint, and we intend to contest the lawsuit vigorously. There can be no assurances that we will be successful in our defense of the claims, however, and an adverse resolution of the lawsuit could exceed our insurance coverage and could have a material adverse effect on our financial position and results of operation in the period in which it is resolved. The range of potential loss for this matter is $0 to $4 million. We have accrued approximately $0.8 million for this matter, which represents our best estimate of the potential loss in this matter. The amount accrued does not consider any proceeds we would receive from our insurance coverage.

Operating Leases

Rent expense under the non-cancelable operating leases was approximately $239,000, $202,000 and $119,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum lease payments under the noncancelable leases at December 31, 2007 are as follows:

2008	230,583
2009	133,595
2010	85,067
2011	6,528

Total	455,773

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. INCOME TAXES

The Company’s gross deferred tax assets and liabilities were as follows:

	December 31,
	2007	2006
Gross deferred tax assets:
Net operating loss carryforwards	$56,648,000	$42,852,000
Deferred compensation	1,847,000	1,847,000
Research and development tax credits	1,970,000	1,936,000
Deferred revenue	640,000	230,000
Inventory reserves	178,000	193,000
Warranty reserves	222,000	316,000
Bad debt reserves	577,000	199,000
Amortization intangibles at acquisition	108,000	—
Accrued expenses and other	1,181,000	467,000

	63,371,000	48,040,000

Gross deferred tax liabilities:
Amortizable intangibles at acquisition	—	517,000
Fixed asset basis step-up at acquisition	87,000	87,000
Depreciation	103,000	176,000
Convertible debt beneficial conversion feature	2,222,000	—
Deferred costs	336,000	100,000

	2,748,000	880,000

Net deferred tax asset	60,623,000	47,160,000
Less: valuation allowance	(60,623,000)	(47,160,000)

Net deferred tax asset (liability)	$—	$—

The Company’s effective income tax rate differed from the Federal statutory rate as follows:

	Years Ended December 31,
	2007	2006	2005
Federal statutory rate	-34.0%	-34.0%	-34.0%
Deferred state taxes, net of federal benefit	-5.0%	-5.0%	-5.0%
Tax credits	0.0%	0.0%	0.0%
Non-deductible stock-based compensation expense	6.0%	4.0%	0.0%
Impairment of goodwill and other intangibles	0.0%	19.0%	0.0%
Valuation allowance	33.0%	16.0%	39.0%

	0.0%	0.0%	0.0%

At December 31, 2007, the Company had approximately $147.1 million of federal net operating loss carryforwards that expire beginning in the year 2011 through 2027 and approximately $133.8 million of state net operating loss carryforwards that expire beginning in the year 2020 through 2027. For the years ended December 31, 2007, 2006 and 2005, the valuation allowance increased $13,463,000, $8,607,000, and $7,023,000, respectively. The increase is attributable to the current year provision and is due primarily to the increase in net operating loss carryforwards.

The amount of the net operating loss and research and development tax credit carryforwards that may be utilized annually to offset future taxable income and tax liability may be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company did not have any tax-related interest or penalties. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is not currently under examination by The Internal Revenue Service (IRS) or any other state jurisdictions. Generally, the tax years 2003-2006 remain subject to examination.

17. SEGMENT FINANCIAL DATA

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

Financial information as of and for the years ended December 31, 2007, 2006 and 2005 (all amounts in 000s) is summarized below.

	2007	2006	2005
Revenues:
Proton	$12,253	$15,472	$9,171
Northern	17,135	29,621	35,809

Consolidated	$29,388	$45,093	$44,980

	2007	2006	2005
Loss from operations:
Proton	$(3,466)	$(6,908)	$(7,489)
Northern	(23,280)	(39,021)	(5,733)
Eliminations and other	(13,482)	(8,435)	(3,663)

Consolidated	$(40,228)	$(54,364)	$(16,885)

	2007	2006	2005
Interest income:
Proton	$12	$27	$24
Northern	56	57	25
Eliminations and other	434	1,336	1,023

Consolidated	$502	$1,420	$1,072

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2006	2005
Net loss:
Proton	$(3,426)	$(6,881)	$(7,863)
Northern	(23,445)	(39,238)	(5,845)
Eliminations and other	(23,003)	(7,236)	(2,536)

Consolidated	$(49,874)	$(53,355)	$(16,244)

	2007	2006	2005
Total assets:
Proton	$65,473	$73,489	$85,197
Northern	15,648	25,380	47,018
Eliminations and other	(39,370)	(28,979)	(21,070)

Consolidated	$41,751	$69,890	$111,145

All the assets of the Company are located in the United States.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2007. This data has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	2007 Quarters
	First	Second	Third	Fourth
	Amounts in 000s except for per share amounts
Revenues	8,424	$6,828 $	$7,143	6,993
Costs and expenses	23,193	16,530	16,601	13,293
Loss from operations	(14,769)	(9,702)	(9,458)	(6,300)
Net loss	(14,629)	(10,289)	(15,244)	(9,712)
Basic and diluted net loss per share attributable to common stockholders	(0.37)	(0.26)	(0.38)	(0.24)

	2006 Quarters
	First	Second	Third	Fourth
	Amounts in 000s except for per share amounts
Revenues	$7,637	$9,412 $	$14,755	13,289
Costs and expenses	15,251	16,237	21,304	46,665
Loss from operations	(7,614)	(6,825)	(6,549)	(33,376)
Net loss	(7,345)	(6,536)	(6,315)	(33,159)
Basic and diluted net loss per share attributable to common stockholders	(0.20)	(0.17)	(0.16)	(0.84)

DISTRIBUTED ENERGY SYSTEMS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SUBSEQUENT EVENT

On March 13, 2008, we and our subsidiaries, Northern, Proton and Technology Drive, L.L.C., entered into a First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement, or the Amendment, with Perseus. The Amendment amends the Securities Purchase Agreement and the related Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement agreements.

Pursuant to the Amendment, we agreed to sell and issue to Perseus, and Perseus agreed to purchase, an Additional Investment Note, or the Additional Note. The Additional Note has an original principal amount of $1.5 million, bears interest at 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. At Perseus’s election, the principal and any unpaid interest under the Additional Note are convertible into shares of our common stock at a conversion price of $0.33 per share. Assuming that (a) we pay all interest in kind and (b) Perseus fully converts the Additional Note and all of the Additional Convertible Notes, Perseus would receive 4,966,213 shares of our common stock. The loan is secured by a security interest on all of our assets and those of our material subsidiaries. The Additional Note contains customary affirmative and negative covenants. The Additional Note also specifies events of default that would cause the Additional Note to become immediately due and payable. The events of default under the Additional Note include any time that our (1) working capital, as defined in the Additional Note, falls below $3.5 million or (2) unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Additional Note will also constitute an event of default under the previous notes issued to Perseus.

In addition, pursuant to the Amendment, in the event of an investment by an investor approved by Perseus in a project, joint venture, partnership or other transaction for the purpose of developing our wind turbine products, we agreed to:

•	if the project uses an entity other than Distributed Energy, issue to Perseus, for no additional consideration, a 5% fully-diluted interest in such entity; or

•

if the investor makes an investment directly in Distributed Energy, issue to Perseus, for no additional consideration, a warrant to purchase, at an exercise price of $0.33 per share, up to 909,090 shares of our common stock.

Further, in the event of a sale of assets of us or any of our affiliates (other than sales in the ordinary course of business), we agreed to:

•	use all or part of the net proceeds to repay some or all of our obligations to Perseus;

•	deliver an irrevocable letter of credit to Perseus in the amount of the net proceeds less any repayment of obligations owed to Perseus;

•	place the net proceeds less any repayment of obligations owed to Perseus in a restricted cash account; or

•	otherwise secure the obligations owed to Perseus or make such other arrangements with respect to the net proceeds as requested by Perseus in each case as directed by Perseus.

Under the Securities Purchase Agreement, we had undertaken to use commercially reasonable efforts to sell our Proton subsidiary. The Amendment permits us to suspend active efforts to sell Proton, but Perseus retains the right to reinstate the requirement at any time.

Schedule II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts	Reserve for Inventory
Balance as of December 31, 2004	$184,948	$477,812
Charged to costs and expenses	29,872	228,869
Deductions and write-offs	(142,048)	(138,383)

Balance as of December 31, 2005	$72,772	$568,298

Charged to costs and expenses	616,006	181,335
Deductions and write-offs	—	(255,682)

Balance as of December 31, 2006	$688,778	$493,951

Charged to costs and expenses	1,232,947	403,609
Deductions and write-offs	(303,747)	(286,845)
Collections from reserved amount	(136,334)	—

Balance as of December 31, 2007	$1,481,644	$610,715

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2007, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included below. The independent registered public accounting firm’s related audit report is included in Item 8 of this Form 10-K and is incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	Other Information

Not applicable.

Part III

Certain information required by Part III is omitted from this Annual Report as we intend to file our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 19, 2008, or the proxy statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits—See Item 15(b) of this Report below.

(b) Exhibits

Exhibit	Description

3.1(a)	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2(b)	Amended and Restated By-Laws of the Registrant.

4.1(b)	Specimen common stock certificate.

4.2(b)	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant.

10.1(c)	2003 Stock Incentive Plan.

10.2(d)	2003 Employee Stock Purchase Plan.

10.4(b)	Lease Agreement, dated March 28, 2003, between Northern Power Systems, Inc. and the Central Vermont Economic Development Corporation.

10.5(b)	Construction Loan Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank.

10.6(b)	Construction Mortgage Note dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank.

10.7(b)	Open-End Construction Mortgage Deed and Security Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company, wholly owned by us of the Registrant, and Webster Bank.

10.8(b)	Guaranty Agreement dated as of December 7, 2001 between the Registrant and Webster Bank.

10.9(e)	Agreement and Plan of Merger, dated as of May 22, 2003, as amended, by and among the registrant, Proton Energy Systems, Inc., Northern Power Systems, Inc., PES-1 Merger Sub, Inc., and PES-2 Merger Sub, Inc.

10.10(f)	Escrow Agreement, dated December 10, 2003, by and among the Registrant, Paul F. Koeppe, Philip Deutch, and Webster Bank.

10.11(g)	Agreement between the Company and Walter W. Schroeder dated January 27, 2006.

10.12(h)	Form of Incentive Stock Option Agreement under the Company’s 2003 Stock Incentive Plan.

10.13(i)	Form of Nonstatutory Stock Option Agreement under the Company’s 2003 Stock Incentive Plan.

10.14(j)	Letter Agreement with Peter J. Tallian October 17, 2006.

Exhibit	Description

10.15(k)	Joint Venture Agreement dated March 7, 2007 between registrant and Morgan Stanley Wind LLC.

10.16(l)	Common Stock Purchase Warrant issued on March 7, 2007 by registrant to Morgan Stanley Wind LLC.

10.17(m)	Securities Purchase Agreement dated May 10, 2007 between the registrant and Perseus Partners VII, L.P.

10.18(n)	Senior Secured Promissory Note dated June 1, 2007 between registrant and Perseus Partners VII, L.P.

10.19(o)	Initial Investment Warrant dated June 1, 2007 between the registrant and Perseus Partners VII, L.P.

10.20(p)	Senior Secured Convertible Promissory Note dated August 24, 2007 between registrant and Perseus Partners VII, L.P.

10.21(q)	Subsequent Investment Warrant dated August 24, 2007 between the registrant and Perseus Partners VII, L.P.

10.22(r)	Letter Agreement between the Registrant and Perseus Partners VII, L.P.

10.23(s)	Form of Indemnification Agreement between the Registrant and Perseus Partners VII, L.P.

10.24(t)	Amendment to Employment Agreement between the Registrant and Walter W. Schroeder Dated September 26, 2007.

10.25(u)	Letter agreement between the Company and BH Cherry LLC dated November 16, 2007.

10.26(v)	Letter agreement between the Company and Perseus Partners VII, L.P. dated November 21, 2007.

10.27(w)	Severance Benefit Plan adopted by the registrant’s compensation committee on December 3, 2007.

10.28(x)	Nonstatutory Option Agreement between the registrant and Bernard H. Cherry, dated as of December 7, 2007.

10.29(y)	Letter Agreement between the registrant and Bernard H. Cherry, dated as of December 7, 2007.

10.30(z)	Transition Agreement and Release between the registrant and Ambrose L. Schwallie, effective December 17, 2007.

10.31(aa)	Termination Agreement between the registrant and Morgan Stanley Wind LLC, dated as of January 16, 2008.

10.32(bb)	First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement between the registrant, Northern Power Systems, Inc., Proton Energy Systems, Inc., Technology Drive, L.L.C. and Perseus Partners VII, L.P. dated March 13, 2008, including exhibits.

10.33(cc)	Additional Investment Senior Secured Convertible Promissory Note dated March 13, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a):	Incorporated herein by reference to exhibit 3.1 of the Company’s report on Form 8-K filed August 27, 2007.
(b):	Incorporated herein by reference to the identically numbered exhibit of the Company’s registration statement on Form S-4, SEC File No. 333-108515.
(c):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed June 20, 2005.
(d):	Incorporated herein by reference to exhibit 10.2 of the Company’s report in Form 8-K filed June 20, 2005.
(e):	Incorporated herein by reference to exhibit 2.1 of the Company’s registration statement on Form S-4, SEC File No. 333-108515.
(f):	Incorporated herein by reference to exhibit 10.10 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.
(g):	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed February 2, 2006.
(h):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed January 14, 2005.
(i):	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed January 14, 2005.
(j):	Incorporated herein by reference to exhibit 10.17 of the Company’s report on Form 10-K filed March 13, 2007.
(k):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed March 9, 2007.
(l):	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed March 9, 2007.
(m):	Incorporated herein by reference to exhibit 1.1 of the Company’s report on Form 8-K filed May 16, 2007.
(n):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed June 6. 2007.
(o)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed June 6, 2007.
(p)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed August 27, 2007.
(q)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed August 27, 2007.
(r)	Incorporated herein by reference to exhibit 10.3 of the Company’s report on Form 8-K filed August 27, 2007.
(s)	Incorporated herein by reference to exhibit 10.4 of the Company’s report on Form 8-K filed August 27, 2007.
(t)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed October 1, 2007.
(u)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed November 21, 2007.
(v)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed November 21, 2007.
(w)	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed December 5, 2007.
(x)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed December 13, 2007.
(y)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed December 13, 2007.
(z)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed December 18, 2007.
(aa)	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed January 18, 2008.
(bb)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed March 13, 2008.
(cc)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed March 13, 2008.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTED ENERGY SYSTEMS CORP.

/s/ BERNARD H. CHERRY
Bernard H. Cherry, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ BERNARD H. CHERRY Bernard H. Cherry	Interim Chief Executive Officer and Chairman (Principal executive officer)	March 14, 2008

/s/ PETER J. TALLIAN Peter J. Tallian	Chief Financial Officer (Principal financial and accounting officer)	March 14, 2008

/s/ JAMES H. OZANNE James H. Ozanne	Director	March 14, 2008

/s/ PAUL F. KOEPPE Paul F. Koeppe	Director	March 14, 2008

/s/ THEODORE STERN Theodore Stern	Director	March 14, 2008

/s/ JOHN C. FOX John C. Fox	Director	March 14, 2008