Form 10-K/A
period 2007-12-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2008-04-25
CIK 1261482

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES    ☒  NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 29, 2007 was approximately $51.8 million based on the price of the last reported sale as reported by The NASDAQ Global Market on June 29, 2007. The number of shares outstanding of the Registrant’s Common Stock on April 21, 2008 was 40,050,228.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission, or SEC, on March 17, 2008, to include the disclosure required by Part III of Form 10-K, as set forth below, which disclosure we had originally intended to incorporate by reference to our definitive proxy statement. This Amendment is also being filed to amend Item 15 of Part IV of Form 10-K to reflect the filing of additional exhibits and the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. Except for the inclusion of the information described above, this Amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 17, 2008 or modify or update other information or exhibits to the Annual Report on Form 10-K.

Part III

ITEM 10.	Directors and Executive Officers of the Registrant

Dr. Robert W. Shaw, Jr. resigned from the board of directors in May 2007. Ambrose L. Schwallie, Walter W. Schroeder and Richard S. Grant resigned from the board of directors in August 2007. Michael L. Miller, a managing director of Perseus, and John C. Fox, a senior managing director of Perseus, L.L.C., were appointed as directors in August 2007 pursuant to Perseus’s right to appoint members of our board of directors under the securities purchase agreement between us and Perseus dated May 10, 2007. Mr. Miller resigned from the board of directors in November 2007. Mr. Fox resigned from the board of directors in April 2008.

Class I Directors

Paul F. Koeppe, age 58, has served as a member of our, or Northern’s, board of directors since 1998. Prior to his retirement in 2001, Mr. Koeppe served as executive vice president of American Superconductor Corporation, an electricity solutions company. Mr. Koeppe joined American Superconductor in 1997, in connection with the acquisition of Superconductivity, Inc., a manufacturer of superconducting magnetic energy storage systems, which Mr. Koeppe founded and of which he served as president.

Class II Directors

James H. Ozanne, age 64, has served as a director of our, or Proton’s, board of directors since September 2002. Mr. Ozanne is chairman of Greenrange Partners. He was Chairman of Source One Mortgage Services Corporation, which was a subsidiary of White Mountains (“Source One”), from 1997 to 1999, and a director of Source One from 1996 to 1999. He was Chairman and Director of Nations Financial Holdings Corporation from 1994 to 1996. He was President and Chief Executive Officer of U S WEST Capital Corporation (“USWCC”) from 1989 until 1993, when the company was sold to Nations Bank. Prior to joining USWCC, Mr. Ozanne was Executive Vice President of General Electric Capital Corporation. Mr. Ozanne is currently a director of RSC Holdings Inc., a construction equipment rental company.

Theodore Stern, age 78, has served as a member of our, or Northern’s, board of directors since 1998. Since January 2005, Mr. Stern has been the chairman of the board of directors of UCN Inc., a telecommunications provider. Mr. Stern was chairman and chief executive officer of UCN Inc. from September 2000 until January 2005. From July 1990 to December 1992, Mr. Stern was senior executive vice president and a member of the board of directors of Westinghouse Electric Corporation, where he was responsible for the electrical utility and environmental system businesses.

Class III Directors

Bernard H. Cherry, age 68, became a member of our board of directors in January 2007. Since November 2007, Mr. Cherry has been serving as our interim chief executive officer. From June 2006 to November 2007, Mr. Cherry served as sole owner and managing member of BH Cherry LLC and Energy 5.0 LLC. From November 2002 to June 2006, Mr. Cherry served as president and chief executive officer of the Foster Wheeler Global Power Group of Foster Wheeler Ltd. Foster Wheeler provides design, engineering, construction, manufacturing, management, plant operations and environmental services for the power and process sectors worldwide. From September 1985 to November 2002, Mr. Cherry served as president and chief operating officer of The Oxbow Energy and Minerals Group, an affiliate of Oxbow Corporation, a source of solid fuel supply, bulk material logistics and clean electric power generation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock, each referred to as a Section 16 reporting person, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the Section 16 reporting persons furnished to us, we believe that during 2007 the Section 16 reporting persons complied with all Section 16(a) filing requirements, with the following exceptions: (i) the Form 3 with respect to Mr. Cherry’s appointment on January 2, 2007 as a member of our board of directors and a Form 4 with respect to the grant to Mr. Cherry on the same date of restricted stock and an option to purchase our common stock were filed on January 19, 2007; a Form 4 with respect to the grant to Mr. Cherry on April 2, 2007 of an option to purchase our common stock was filed on April 19, 2007 (as amended on April 24, 2007); and a Form 4 with respect to the grant to Mr. Cherry on May 18, 2007 of restricted stock was filed on July 10, 2007; (ii) a Form 4 with respect to the grant to Mr. Koeppe on April 2, 2007 of an option to purchase our common stock was filed on April 18, 2007; (iii) a Form 4 with respect to the grant to Mr. Stern on April 2, 2007 of an option to purchase our common stock was filed on April 18, 2007; (iv) a Form 4 with respect to the grant to Mr. Ozanne on April 2, 2007 of an option to purchase our common stock was filed on April 18, 2007; (v) a Form 4 with respect to the grant to Mr. Ostroski on April 2, 2007 of an option to purchase our common stock was filed on April 18, 2007; (vi) a Form 4 with respect to the grant to Mr. Grant on April 2, 2007 of an option to purchase our common stock was filed on April 19, 2007 (as amended on April 24, 2007); (vii) a Form 4 with respect to the grant to Dr. Shaw on April 2, 2007 of an option to purchase our common stock was filed on April 19, 2007 (as amended on April 24, 2007); (viii) a Form 4 with respect to the grant to Robert B. Nieszczezewski on August 21, 2007 of an option to purchase our common stock was filed on August 31, 2007; (ix) a Form 4 with respect to the grant to Mr. Miller on August 24, 2007 of restricted stock and an option to purchase our common stock was filed on September 21, 2007; (x) a Form 4 with respect to the grant to Mr. Fox on August 24, 2007 of restricted stock and an option to purchase our common stock was filed on September 21, 2007; (xi) a Form 4 with respect to the grants to Perseus Partners VII LP (through their nominees, Messrs. Fox and Miller) on August 24, 2007, October 10, 2007 and January 2, 2008 of restricted stock and options to purchase our common stock (four total reported transactions) was filed on January 24, 2008; and (xii) the Form 3 with respect to Morgan Stanley becoming a beneficial owner of 10% of our common stock on June 1, 2007, a Form 4 with respect to purchases and sales of our common stock (30 total reported transactions) by Morgan Stanley on various dates in June through November 2007, and a Form 4 with respect to purchases and sales of our common stock (nine total reported transactions) by Morgan Stanley on various dates in November 2007 through January 2008 were filed on March 5, 2008.

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

Audit Committee

The audit committee members are currently Messrs. Koeppe, Ozanne (Chair) and Stern. Dr. Shaw also served on the audit committee until his resignation in May 2007. Mr. Cherry also served on the audit committee until he was named interim chief executive officer in October 2007. Mr. Koeppe was appointed to the audit committee in November 2007. The audit committee held 4 meetings during 2007.

The primary functions of the audit committee include:

•	selecting our registered public accounting firm;

•	reviewing the independence of our registered public accounting firm;

•	reviewing the annual audit plan of our registered public accounting firm, the results of the independent audit, and the report and recommendations of the registered public accounting firm;

•	evaluating the adequacy of our internal financial and accounting processes and controls; and

•	reviewing with management and our registered public accounting firm our annual and interim financial statements.

The board of directors has determined that Mr. Ozanne is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

Executive Compensation Process

The compensation committee has implemented an annual performance review program for our executives, under which annual performance goals are determined and set forth in writing at the beginning of each calendar year for our company as a whole, each corporate department and each executive. Annual corporate goals are proposed by management and approved by the board of directors at the end of each calendar year for the following year. These corporate goals target the achievement of specific financial milestones. Annual department and individual goals focus on contributions that facilitate the achievement of the corporate goals and are set during the first quarter of each calendar year. Department goals are proposed by each department head and approved by the chief executive officer. Individual goals are proposed by each executive and approved by the chief executive officer. The chief executive officer’s goals are approved by the compensation committee. Annual salary increases, annual bonuses, and annual stock-based compensation awards granted to our executives are tied to the achievement of these corporate, department and individual performance goals.

On an annual basis, we evaluate individual, department and corporate performance against the goals for the recently completed year. The chief executive officer prepares a written evaluation of each executive based on the chief executive officer’s own evaluation and input from others within our company. This process leads to a recommendation by the chief executive officer for annual executive salary increases, annual stock-based compensation awards and bonuses, if any, which is then reviewed and approved by the compensation committee. In the case of the chief executive officer, his individual performance evaluation is conducted by the compensation committee, which determines his compensation changes and awards. For all executives, annual base salary increases, annual stock-based compensation awards and annual bonuses, to the extent granted, are implemented generally during the first calendar quarter of the year.

The compensation committee has delegated to Mr. Cherry, our Interim Chief Executive Officer, and Mr. Tallian, our Chief Financial Officer, the authority to make stock option grants under our 2003 Stock Incentive Plan to certain of our employees based on the recommendations of executive management from a pool designated by the board of directors and the compensation committee at the beginning of each year.

The compensation committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. In 2006, the compensation committee engaged and directed an independent compensation and benefits consultant, AON, to assess the competitiveness of our overall executive compensation and benefits program. The compensation committee compared our executive compensation to that paid by a peer group of publicly traded companies in the emerging energy technology industry developed by AON. This peer group, which is periodically reviewed and updated by the committee, consists of companies the committee believes are generally comparable to us and against which the committee believes we compete for executive talent. There were 17 companies included in this peer group, with median revenues of $27 million. The compensation committee has approved a total compensation framework to set management objectives, to measure performance against those objectives and to ensure our total compensation mix is competitive based upon the executive compensation study provided by AON and other market data.

The compensation committee generally targets overall compensation for executives near the median of compensation paid to similarly situated executives of the companies in the peer group. Variations to this general target may occur as dictated by the experience level of the individual and market factors.

Set forth below is information regarding compensation earned by or awarded to our named executive officers during the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	(6) Stock Awards ($)	(6) Option Awards ($)	(7) All Other Compensation ($)	Total ($)
Ambrose L. Schwallie, Chief Executive Officer (1)	2007	$469,846	$—	$—	$7,928	$477,774
	2006	370,338	1,132,712	1,341,731	6,897	2,851,678
Walter W. Schroeder, President (2)	2007	491,508	—	108,999	13,855	614,362
	2006	322,264	—	102,255	7,288	431,807
Peter J. Tallian, Chief Financial Officer (3)	2007	255,876	—	55,942	7,807	319,625
	2006	24,038	—	6,172	—	30,210
Bernard H. Cherry, Interim Chief Executive Officer (4)	2007	80,000	—	22,699	—	102,699
	2006	—	—	—	—	—
Robert J.Friedland, Senior Vice President - Proton (5)	2007	188,847	—	49,405	6,630	244,882
	2006	160,154	—	38,298	5,490	203,942

(1)	Mr. Schwallie’s employment with the Company began on January 17, 2006. On October 31, 2007, Mr. Schwallie resigned as chief executive officer.

(2)	On November 19, 2007, the Company agreed to terminate Mr. Schroeder’s employment with the Company without cause, effective December 28, 2007.

(3)	Mr. Tallian’s employment with the Company began on November 13, 2006.

(4)	In November 2007, Mr. Cherry was appointed interim chief executive officer by the board of directors. Mr. Cherry’s compensation is paid under a consulting agreement between us and BH Cherry LLC, a limited liability company wholly owned by Mr. Cherry.

(5)	On March 10, 2008, Mr. Friedland was named President and Chief Operating Officer of Proton.

(6)	This amount was computed in accordance with SFAS 123(R). The amount represents the SFAS 123(R) expense we recorded in 2007 related to all restricted stock or option grants for these named executive officers. For information regarding significant factors, assumptions and methodologies used in determining the SFAS 123(R) expense, see Note 2 “Summary of Significant Accounting Policies – Stock Based Compensation.” Unlike the amount reflected in our financial statements, however, the amount in this column does not reflect any estimate of forfeitures related to service-based vesting. Instead, it assumes that the executive will perform the requisite services to vest in the award.

(7)	Includes disability insurance premiums paid on behalf of these officers: for Mr. Schwallie in 2007, $1,178 and in 2006, $297; for Mr. Schroeder in 2007, $7,105 and in 2006, $688); for Mr. Friedland in 2007, $1,043 and in 2006, $205); and for Mr. Tallian in 2007, $1,057 and in 2006, $0). Also includes 401(k) matching contributions for Mr. Schwallie in 2007 of $6,750 and in 2006 of $6,600; for Mr. Schroeder in 2007 of $6,750 and in 2006 of $6,600; for Mr. Friedland in 2007 of $5,587 and in 2006 of $5,285); and for Mr. Tallian in 2007 of $6,750 and in 2006 of $0.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We have employment and consulting agreements with some of our named executive officers, as described below.

Bernard H. Cherry. On November 17, 2007, we and Bernard H. Cherry signed a letter agreement providing for the appointment of Mr. Cherry as the Interim Chief Executive Officer of the Company as of October 31, 2007. Mr. Cherry’s compensation is paid under a consulting agreement between us and BH Cherry LLC, a limited liability company wholly owned by Mr. Cherry. Under the terms of the agreement, Mr. Cherry receives $4,000 per day actually devoted to rendering consulting services to the Company. The agreement may be terminated by the Company or Mr. Cherry at any time, for any reason, and with or without notice. In the event of such termination, Mr. Cherry shall be entitled to payment for services performed and expenses incurred prior to the effective date of termination. In addition, Mr. Cherry was granted non-statutory stock options under our 2003 Stock Incentive Plan to purchase 418,818 shares of our common stock with an exercise price equal to the fair market value of our common stock at the date of grant ($0.50 per share). These options will vest in 12 equal monthly installments on the last day of each calendar month though October 31, 2008 if Mr. Cherry continues to serve as the chief executive officer or the chairman of the board of directors through such date.

On December 7, 2007, we and Mr. Cherry also entered into a letter agreement regarding future stock option grants. Under this agreement, we will calculate the number of shares of our common stock equal to 1% of the shares actually outstanding on each of January 31, 2008, April 30, 2008, July 31, 2008 and October 31, 2008, each of which is referred to as a measurement date. If the number of shares so determined on any measurement date exceeds the aggregate number of shares subject to the option described in the previous paragraph and any additional options previously granted, then we will grant to Mr. Cherry an additional option to purchase such excess number of shares. Each additional option will have an exercise price equal to the closing price of our common stock on its date of grant and will have a term expiring on October 31, 2012. Each additional option will vest in 12 equal monthly installments on the last day of each calendar month through October 31, 2008 (and the option will vest upon grant with respect to the portion that would have vested on such dates that have already passed) if Mr. Cherry continues to serve as the chief executive officer or the chairman of the board of directors of the Company through such day. Additional options granted after October 31, 2008 will be fully vested when granted. Mr. Cherry retained his position as chairman of the board.

Ambrose L. Schwallie. On January 17, 2006, we appointed Ambrose L. Schwallie as our chief executive officer and a member of our board of directors. Pursuant to his offer letter, Mr. Schwallie received an initial salary of $400,000 per year and was eligible to receive a bonus under our annual cash performance incentive bonus plan. Contemporaneously with the commencement of his employment, we granted Mr. Schwallie an option to purchase 500,000 shares of our common stock at an exercise price of $8.84 per share. We also issued Mr. Schwallie 28,280 shares of fully-vested common stock at a price of $.01 per share. In addition, we issued Mr. Schwallie 100,000 shares of restricted common stock at a price of $.01 per share. Such shares were subject to a re-acquisition right in favor of us during the first year after grant at a price of $.01 per share if Mr. Schwallie’s employment ceased for any reason. We also agreed to make the following issuances of common stock to Mr. Schwallie at a price of $.01 per share under the following conditions: 100,000 shares of common stock were to be awarded if we had, while Mr. Schwallie was serving as chief executive officer, achieved two consecutive quarters of positive operating cash flow prior to June 30, 2007 and 100,000 shares of common stock were to be awarded if we achieved, while Mr. Schwallie was serving as chief executive officer, four consecutive quarters of revenue totaling $100 million prior to June 30, 2008, with the gross margin on that revenue being at least 20%. If a change in control event, as defined in our stock incentive plan and meeting parameters determined by our board of directors, occurred, and Mr. Schwallie was still employed by us, any restricted common stock described in the preceding sentence and not yet granted would be awarded to Mr. Schwallie unless it is no longer possible for the respective targets to be met.

On October 31, 2007, Ambrose L. Schwallie resigned as the chief executive officer. Under the terms of his severance agreement, Mr. Schwallie is entitled to a transition benefit of $100,000, which represents three months of his final base salary, payable in 2008. The vesting of any unvested stock options terminated upon Mr. Schwallie’s resignation. Mr. Schwallie had the right to exercise all vested options for 90 days following his termination date. Mr. Schwallie did not exercise any of his vested options during such period, and such options have now terminated.

Walter W. Schroeder. On January 27, 2006, we entered into an agreement with Walter W. Schroeder under which Mr. Schroeder was to serve as our president until July 17, 2007 and to be employed by us until January 17, 2008, unless his employment was terminated earlier as discussed below. The agreement provided that Mr. Schroeder would receive a severance payment in an amount equal to his salary for the period extending from termination until the earlier of eighteen months after termination or January 17, 2008 if Mr. Schroeder’s employment was terminated by us or by Mr. Schroeder for good reason, as defined in the agreement. In such event, all options held by Mr. Schroeder to purchase our common stock would be immediately vested and exercisable until December 31 of the year in which such options otherwise would have terminated or two and a half months after such options otherwise would have terminated, which we refer to as the safe harbor extension date, provided that options whose exercise price is higher than the fair market value of our common stock as of the date of termination shall be exercisable until the latest of (i) the safe harbor extension date, (ii) if guidance is issued under Section 409A of the Internal Revenue Code before the safe harbor extension date permitting the extension of the exercise period of such options, and such extension does not result in a charge to us, then the latest date permitted by such guidance (but in no event later than the ten-year anniversary of the grant date of such options), and (iii) if guidance is issued under Section 409A before the safe harbor extension date providing that the extension of the exercise period of such options does not cause Section 409A to apply to such options, and such extension does not result in a charge to us, then the ten-year anniversary of the grant date of such options. On November 19, 2007, and as subsequently amended December 7, 2007 and December 11, 2007, the Company agreed to terminate Mr. Schroeder’s employment with the Company without cause, effective December 28, 2007. Under the terms of his severance agreement, Mr. Schroeder is entitled to a transition benefit of $150,000, which represents six months of his current base salary, payable in 2008. The Company will also contribute toward Mr. Schroeder’s health insurance premium until the earlier of (a) Mr. Schroeder’s employment and eligibility to receive medical coverage from another employer or (b) until Mr. Schroeder reaches age 65. Notwithstanding the above, the Company shall contribute no more than a maximum of $11,000 during any twelve month period. In addition, any and all unvested stock options, as of the termination date, will immediately accelerate and vest on such date. All options that were previously vested or that vest on the termination date shall be exercisable until the earlier of (i) the tenth anniversary of the original grant date of the respective option or (ii) December 31, 2008.

Peter J. Tallian. On October 17, 2006, we and Peter J. Tallian signed a letter agreement providing for the appointment of Mr. Tallian as our chief financial officer. Under the agreement, Mr. Tallian receives an annual salary of $250,000, subject to annual increases at our discretion. In addition, Mr. Tallian was granted non-statutory stock options under our 2003 Stock Incentive Plan to purchase 100,000 shares of our common stock with an exercise price equal to the fair market value of our common stock at the date of grant ($3.40 per share). These options will vest 25% annually on each of the first four anniversaries of the date of grant. For the year ended December 31, 2007, Mr. Tallian was eligible for the following long-term incentives based on individual performance and subject to the approval of the board of directors: (i) long-term incentives of performance shares under our 2003 Stock Incentive Plan with a value of 50% of base pay subject to three-year vesting, (ii) restricted stock under our 2003 Stock Incentive Plan with a value of 25% of base pay subject to three-year cliff vesting, and (iii) non-statutory stock options under our 2003 Stock Incentive Plan with a value of 25% of base pay subject to three-year vesting. No compensation was awarded to Mr. Tallian pursuant to these incentive programs for the year ended December 31, 2007. On December 17, 2007, Mr. Tallian was granted incentive stock options under our 2003 Stock Incentive Plan to purchase 100,000 shares of our common stock with an exercise price equal to the fair market value of our common stock at the date of grant, or $0.47 per share. These options will vest in 24 equal monthly installments on the last day of each calendar month through November 30, 2009. Mr. Tallian is also eligible to participate in all medical, dental, disability, insurance, 401(k), vacation and other benefit programs made available to our employees. If a change in control event, as defined in our 2003 Stock Incentive Plan, or under other circumstances as defined in the December 3, 2007 Severance Benefit Plan, occur and either Mr. Tallian’s employment is terminated within one year thereafter without cause or Mr. Tallian terminates his employment for good reason, as defined, we will pay Mr. Tallian six months of salary at his then current rate.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Ambrose L. Schwallie	125,000		(1)	$8.84	1/16/2016
Walter W. Schroeder	55,525		(3)	$0.35	2/10/2009
	1,236		(3)	$0.50	1/1/2010
	7,500		(3)	$0.78	8/21/2017
	40,000		(3)	$2.63	1/10/2015
	40,000		(3)	$2.90	12/10/2013
	50,000		(3)	$2.99	12/13/2012
	86,277		(3)	$3.41	2/12/2014
	75,000		(3)	$6.00	6/21/2010
	51,285		(3)	$7.38	12/14/2011
	5,500		(3)	$8.61	1/7/2012
	35,000		(3)	$10.08	1/31/2016
	90,607		(3)	$10.75	12/12/2010
	300,000		(3)	$17.00	9/29/2010
Peter J. Tallian	4,166	95,834	(5)	$0.47	12/17/2017
		7,500	(1)	$0.78	8/21/2017
	25,000	75,000	(1)	$3.40	11/20/2016
Robert J. Friedland	35,420		(1)	$0.35	2/10/2009
	4,166	95,834	(5)	$0.47	12/17/2017
	182		(1)	$0.50	1/1/2010
	10,000	10,000	(1)	$2.63	1/10/2015
	15,000		(1)	$2.90	12/10/2013
	5,000		(1)	$2.99	12/13/2012
	28,643		(2)	$3.41	2/12/2014
	25,000		(1)	$6.00	6/21/2010
	30,756		(1)	$7.38	12/14/2011
	2,750		(1)	$8.61	1/7/2012
	5,000	15,000	(1)	$10.08	1/31/2016
	30,311		(1)	$10.75	12/12/2010
	13,904		(1)	$17.00	9/29/2010
	66,096		(4)	$17.00	9/29/2010

(1)	These options vest as to 25% of the original number of shares on the first anniversary of the grant date and will vest as to an additional 25% of the original number of shares on each subsequent anniversary through the fourth anniversary of the grant date.

(2)	These options vest as to 50% of the original number of shares on the first anniversary of the grant date and will vest as to the remaining 50% of the original number of shares on the second anniversary of the grant date.

(3)	These options vested in full on 12/28/07 in connection with Mr. Schroeder’s termination.

(4)	These options vested as follows: 8,699 at 10/01/01, 8,699 at 10/01/02, 8,698 at 10/01/03 and 40,000 at 10/01/04.

(5)	These options vest in 24 equal monthly installments on the last day of each calendar month.

Director Compensation

The following table sets forth information regarding the compensation of our directors for the year ended December 31, 2007. Our named executive officers who also served as directors are not included in this table because they were not separately compensated for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Fees Earned or Paid in Restricted Stock ($)	Option Awards (1) ($)		Total ($)
Richard S. Grant	$12,000	$28,000	$65,937	(2)	$105,937
Bernard H. Cherry	—	40,000	86,198	(3)	126,198
John C. Fox	—	9,896	5,092	(4)	14,988
Michael L. Miller	—	9,896	4,678	(5)	14,574
Paul F. Koeppe	15,600	36,400	59,551	(6)	111,551
Gerald B. Ostroski	14,400	33,600	59,033	(7)	107,033
James H. Ozanne	—	56,000	86,255	(8)	142,255
Robert W. Shaw Jr	21,600	19,214	51,884	(9)	92,698
Theodore Stern	12,000	28,000	49,824	(10)	89,824

	$75,600	$261,006	$468,452		$805,058

(1)	This amount was computed in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123(R). The amount represents the FAS 123(R) expense we recorded in 2007 related to all restricted stock or option grants for these directors. For information regarding significant factors, assumptions and methodologies used in determining the FAS 123(R) expense, see Note 2 “Summary of Significant Accounting Policies – Stock-Based Compensation” of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Unlike the amount reflected in our financial statements, however, the amount in this column does not reflect any estimate of forfeitures related to service-based vesting. Instead, it assumes that the director will perform the requisite services to vest in the award.

(2)	As of December 31, 2007, Mr. Grant held outstanding options to purchase an aggregate of 41,600 shares of our common stock. Mr. Grant resigned from the board of directors in August 2007.

(3)	As of December 31, 2007, Mr. Cherry held outstanding options to purchase an aggregate of 40,900 shares of our common stock. In connection with the appointment in November 2007 of Mr. Cherry as the company’s interim chief executive officer, Mr. Cherry no longer receives compensation as chairman of the board of directors.

(4)	As of December 31, 2007, Mr. Fox held outstanding options to purchase an aggregate of 20,700 shares of our common stock.

(5)	As of December 31, 2007, Mr. Miller held outstanding options to purchase an aggregate of 20,000 shares of our common stock. Mr. Miller resigned from the board of directors in November 2007.

(6)	As of December 31, 2007, Mr. Koeppe held outstanding options to purchase an aggregate of 128,500 shares of our common stock.

(7)	As of December 31, 2007, Mr. Ostroski held outstanding options to purchase an aggregate of 191,400 shares of our common stock. Mr. Ostroski resigned from the board of directors in August 2007.

(8)	As of December 31, 2007, Mr. Ozanne held outstanding options to purchase an aggregate of 130,021 shares of our common stock.

(9)	As of December 31, 2007, Dr. Shaw held outstanding options to purchase an aggregate of 263,800 shares of our common stock. Dr. Shaw resigned from the board of directors in May 2007.

(10)	As of December 31, 2007, Mr. Stern held outstanding options to purchase an aggregate of 80,167 shares of our common stock.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by (i) each person who has reported to the Securities and Exchange Commission beneficial ownership of more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers named in the summary compensation table appearing later in this proxy statement and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

Except as set forth herein, the business address of the named beneficial owner is c/o Distributed Energy Systems Corp., 10 Technology Drive, Wallingford, CT 06492.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class (%) (2)
Morgan Stanley Wind LLC (3)	10,551,602	20.88%
Perseus Partners VII, L.P. (4)	75,863,192	65.48%
Ambrose L. Schwallie (5)	194,841	*
Walter W. Schroeder (6)	1,160,531	2.84%
Peter J. Tallian (7)	45,833	*
Robert J. Friedland (8)	575,207	1.43%
James H. Ozanne (9)	306,648	*
Paul F. Koeppe (10)	317,266	*
Theodore Stern (11)	221,919	*
Bernard H. Cherry (12)	270,591	*
John C. Fox (13)	116,173	*
All executive officers and directors as a group (7 individuals) (14)	1,853,637	4.47%

*	Less than 1%.

(1)	The number of shares beneficially owned by each director, executive officer and stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2008 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2)	Based upon 39,993,822 shares of common stock outstanding as of March 31, 2008.

(3)	Includes 10,551,602 shares issuable within 60 days after March 31, 2008 pursuant to the exercise of a warrant.

(4)	Consists of 32,919,027 shares issuable within 60 days of March 31, 2008 pursuant to the conversion of convertible notes and 42,944,165 shares issuable within 60 days after March 31, 2008 pursuant to the exercise of warrants.

(5)	Includes 0 shares subject to options exercisable within 60 days after March 31, 2008.

(6)	Includes 837,930 shares subject to options exercisable within 60 days after March 31, 2008.

(7)	Includes 45,833 shares subject to options exercisable within 60 days after March 31, 2008.

(8)	Includes 298,895 shares subject to options exercisable within 60 days after March 31, 2008.

(9)	Includes 280,721 shares subject to options exercisable within 60 days after March 31, 2008. Includes 10,000 shares held of record by Green Range Partners, LLP. Mr. Ozanne is a general partner of Green Range Partners, LLP.

(10)	Includes 269,200 shares subject to options exercisable within 60 days after March 31, 2008.

(11)	Includes 210,867 shares subject to options exercisable within 60 days after March 31, 2008. Includes 3,339 shares of common stock held of record by Bomoseen Associates, L.P. Mr. Stern is a general partner of Bomoseen Associates, L.P.

(12)	Includes 230,309 shares subject to options exercisable within 60 days after March 31, 2008.

(13)	Includes 102,800 shares subject to options exercisable within 60 days after March 31, 2008.

(14)	See notes [7 through 13] above.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information as of December 31, 2007

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Column (a))
Equity Compensation Plans Approved by Shareholders:
Employee Stock Purchase Plan	—	—	144,963
1996, 1998, 2000 and 2003 Stock Option Plans	3,809,148	$7.06	753,067
Equity Compensation Plans Not Approved by Shareholders (1)	500,000	$8.84	—

(1)	This represents options which were granted in 2006 without stockholder approval as an inducement grant in accordance with NASDAQ rules related to the hiring of Mr. Schwallie as our chief executive officer.

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

Effective December 28, 2007 the Company terminated Mr. Schroeder’s employment with the Company without cause. Pursuant to a Transition Agreement, any and all stock options, as of the termination date, immediately accelerated and vested on the termination date. All options that were previously vested or that vested on the termination date shall be exercisable until the earlier of (i) the tenth anniversary of the original grant date of the respective option or (ii) December 31, 2008.

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

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that none of Messrs. Koeppe, Ozanne or Stern has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules.

In determining the independence of the directors listed above, our board of directors considered each of the transactions discussed in the Certain Transactions and Compensation of Directors sections.

ITEM 14.	Principal Accountant Fees and Services

Selection of Auditors

The audit committee of the board of directors has selected the firm of UHY LLP as our registered public accounting firm for the fiscal year ending December 31, 2008. PricewaterhouseCoopers LLP served as our registered public accounting firm for the fiscal year ended December 31, 2007.

On April 2, 2008, the audit committee dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm.

PricewaterhouseCoopers LLP’s audit reports with respect to our financial statements for the fiscal years ended December 31, 2006 and 2007 did not contain an adverse opinion or disclaimer of opinion, but included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2006 and 2007, there have been no disagreements between us and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

There have been no reportable events, as defined by Item 304(a)(1)(v) of Regulation S-K, during our fiscal years ended December 31, 2006 and 2007.

We provided PricewaterhouseCoopers LLP with a copy of the disclosure we made with respect to this matter in our current report on Form 8-K filed on April 8, 2008 and received a letter from PricewaterhouseCoopers LLP stating that it agrees with such disclosure. A copy of the letter indicating PricewaterhouseCoopers LLP’s agreement with such disclosure was attached to the 8-K as Exhibit 16.1.

On April 2, 2008, our audit committee appointed UHY LLP as our new independent registered public accounting firm, to perform auditing services commencing with the fiscal year ending December 31, 2008.

Prior to April 2, 2008, neither we nor anyone acting on our behalf had consulted with UHY LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal year ended December 31, 2007, PricewaterhouseCoopers LLP, our former registered independent public accounting firm, was employed principally to perform the annual audit and to render audit-related and tax services. Pursuant to the audit committee charter, all PricewaterhouseCoopers LLP services were required to be pre-approved by the audit committee. Fees paid to PricewaterhouseCoopers LLP for each of the last two fiscal years are listed in the following table. For fiscal 2007 and 2006, audit fees include an estimate of amounts not billed as of the respective year-ends.

	2007	2006
Audit fees (1)	$523,959	$664,865
Audit-related fees (2)	32,900	13,000
Tax fees (3)	38,000	29,000
All other fees	1,515	1,515

Total	$596,374	$708,380

(1)	These fees are for the audit of our financial statements, the audit of our internal control over financial reporting, quarterly reviews, and accounting consultations related to the audited financial statements, which occurred in 2007 and 2006, respectively. The 2006 amount includes approximately $124,000 of fees associated with the equity distribution agreement we entered into in April 2006.

(2)	The 2007 fees relate to consultations concerning financial accounting and reporting matters, as well as work associated with the potential S-3 filing.

(3)	All of these fees are for tax return preparation and review, as well as tax-related consultations with respect to the preparation of tax returns.

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

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit	Description

3.1(a)	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2(b)	Amended and Restated By-Laws of the Registrant.

4.1(b)	Specimen common stock certificate.

4.2(b)	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of common stock of the Registrant.

10.1(c)	2003 Stock Incentive Plan.

10.2(d)	2003 Employee Stock Purchase Plan.

10.4(b)	Lease Agreement, dated March 28, 2003, between Northern Power Systems, Inc. and the Central Vermont Economic Development Corporation.

10.5(b)	Construction Loan Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank.

10.6(b)	Construction Mortgage Note dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company wholly owned by the Registrant, and Webster Bank.

10.7(b)	Open-End Construction Mortgage Deed and Security Agreement dated as of December 7, 2001 between Technology Drive, LLC, a limited liability company, wholly owned by us of the Registrant, and Webster Bank.

10.8(b)	Guaranty Agreement dated as of December 7, 2001 between the Registrant and Webster Bank.

10.9(e)	Agreement and Plan of Merger, dated as of May 22, 2003, as amended, by and among the registrant, Proton Energy Systems, Inc., Northern Power Systems, Inc., PES-1 Merger Sub, Inc., and PES-2 Merger Sub, Inc.

10.10(f)	Escrow Agreement, dated December 10, 2003, by and among the Registrant, Paul F. Koeppe, Philip Deutch, and Webster Bank.

10.11(g)	Agreement between the Company and Walter W. Schroeder dated January 27, 2006.

Exhibit	Description

10.12(h)	Form of Incentive Stock Option Agreement under the Company’s 2003 Stock Incentive Plan.

10.13(i)	Form of Nonstatutory Stock Option Agreement under the Company’s 2003 Stock Incentive Plan.

10.14(j)	Letter Agreement with Peter J. Tallian October 17, 2006.

10.15(k)	Joint Venture Agreement dated March 7, 2007 between registrant and Morgan Stanley Wind LLC.

10.16(l)	Common Stock Purchase Warrant issued on March 7, 2007 by registrant to Morgan Stanley Wind LLC.

10.17(m)	Securities Purchase Agreement dated May 10, 2007 between the registrant and Perseus Partners VII, L.P.

10.18(n)	Senior Secured Promissory Note dated June 1, 2007 between registrant and Perseus Partners VII, L.P.

10.19(o)	Initial Investment Warrant dated June 1, 2007 between the registrant and Perseus Partners VII, L.P.

10.20(p)	Senior Secured Convertible Promissory Note dated August 24, 2007 between registrant and Perseus Partners VII, L.P.

10.21(q)	Subsequent Investment Warrant dated August 24, 2007 between the registrant and Perseus Partners VII, L.P.

10.22(r)	Letter Agreement between the Registrant and Perseus Partners VII, L.P.

10.23(s)	Form of Indemnification Agreement between the Registrant and Perseus Partners VII, L.P.

10.24(t)	Amendment to Employment Agreement between the Registrant and Walter W. Schroeder Dated September 26, 2007.

10.25(u)	Letter agreement between the Company and BH Cherry LLC dated November 16, 2007.

10.26(v)	Letter agreement between the Company and Perseus Partners VII, L.P. dated November 21, 2007.

10.27(w)	Severance Benefit Plan adopted by the registrant’s compensation committee on December 3, 2007.

10.28(x)	Nonstatutory Option Agreement between the registrant and Bernard H. Cherry, dated as of December 7, 2007.

10.29(y)	Letter Agreement between the registrant and Bernard H. Cherry, dated as of December 7, 2007.

10.30(z)	Transition Agreement and Release between the registrant and Ambrose L. Schwallie, effective December 17, 2007.

10.31(aa)	Termination Agreement between the registrant and Morgan Stanley Wind LLC, dated as of January 16, 2008.

10.32(bb)	First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement between the registrant, Northern Power Systems, Inc., Proton Energy Systems, Inc., Technology Drive, L.L.C. and Perseus Partners VII, L.P. dated March 13, 2008, including exhibits.

10.33(cc)	Additional Investment Senior Secured Convertible Promissory Note dated March 13, 2008.

21.1(dd)	Subsidiaries of the Registrant.

23.1(dd)	Consent of PricewaterhouseCoopers LLP.

23.2(ee)	Letter from PricewaterhouseCoopers LLP, dated April 8, 2008.

31.1(dd)	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(dd)	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

31.4	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(dd)	Certifications pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a):	Incorporated herein by reference to exhibit 3.1 of the Company’s report on Form 8-K filed August 27, 2007.

(b):	Incorporated herein by reference to the identically numbered exhibit of the Company’s registration statement on Form S-4, SEC File No. 333-108515.

(c):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed June 20, 2005.

(d):	Incorporated herein by reference to exhibit 10.2 of the Company’s report in Form 8-K filed June 20, 2005.

(e):	Incorporated herein by reference to exhibit 2.1 of the Company’s registration statement on Form S-4, SEC File No. 333-108515.

(f):	Incorporated herein by reference to exhibit 10.10 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(g):	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed February 2, 2006.

(h):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed January 14, 2005.

(i):	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed January 14, 2005.

(j):	Incorporated herein by reference to exhibit 10.17 of the Company’s report on Form 10-K filed March 13, 2007.

(k):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed March 9, 2007.

(l):	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed March 9, 2007.

(m):	Incorporated herein by reference to exhibit 1.1 of the Company’s report on Form 8-K filed May 16, 2007.

(n):	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed June 6. 2007.

(o)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed June 6, 2007.

(p)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed August 27, 2007.

(q)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed August 27, 2007.

(r)	Incorporated herein by reference to exhibit 10.3 of the Company’s report on Form 8-K filed August 27, 2007.

(s)	Incorporated herein by reference to exhibit 10.4 of the Company’s report on Form 8-K filed August 27, 2007.

(t)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed October 1, 2007.

(u)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed November 21, 2007.

(v)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed November 21, 2007.

(w)	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed December 5, 2007.

(x)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed December 13, 2007.

(y)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed December 13, 2007.

(z)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed December 18, 2007.

(aa)	Incorporated herein by reference to exhibit 99.1 of the Company’s report on Form 8-K filed January 18, 2008.

(bb)	Incorporated herein by reference to exhibit 10.1 of the Company’s report on Form 8-K filed March 13, 2008.

(cc)	Incorporated herein by reference to exhibit 10.2 of the Company’s report on Form 8-K filed March 13, 2008.

(dd)	Previously filed with the Company’s Annual Report on Form 10-K on March 17, 2008.

(ee)	Incorporated herein by reference to exhibit 16.1 of the Company’s report on Form 8-K filed April 8, 2008.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTED ENERGY SYSTEMS CORP.

/s/ Bernard H. Cherry
Bernard H. Cherry,
Interim Chief Executive Officer