Form 10-Q
period 2008-03-31
DISTRIBUTED ENERGY SYSTEMS CORP
filed 2008-05-12
CIK 1261482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 5, 2008 was 40,050,228.

DISTRIBUTED ENERGY SYSTEMS CORP.

INDEX to FORM 10-Q

PART I. FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,567,194	$5,085,462
Current portion of restricted cash	581,496	866,406
Accounts receivable, less allowances of $1,242,517 and $1,481,644, respectively	5,278,828	6,505,526
Costs in excess of billings on contracts in progress	1,065,166	1,982,783
Inventories, net	5,683,039	5,071,553
Deferred costs	511,392	863,833
Deferred financing costs, net	128,038	138,044
Other current assets	477,360	602,614

Total current assets	17,292,513	21,116,221

Fixed assets, net	18,013,093	18,429,042
Long-term portion of restricted cash	761,908	727,424
Intangible assets, net	1,190,065	1,290,275
Other assets, net	174,754	187,642

Total assets	$37,432,333	$41,750,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,440,171	$1,457,927
Current portion of capital leases	236,586	234,995
Perseus Senior Secured Convertible Promissory Note, net of debt discount	8,407,364	4,385,253
Accounts payable	3,175,252	3,716,182
Accrued expenses	2,848,033	3,327,268
Accrued compensation	636,707	982,671
Accrued taxes	394,752	414,937
Billings in excess of costs on contracts in progress	404,417	921,485
Deferred revenue	1,630,079	815,997
Customer advances	143,418	210,081

Total current liabilities	19,316,779	16,466,796

Long term liabilities:
Deferred revenue	8,101	8,101
Long-term portion of capital leases	2,313,741	2,352,306

Total liabilities	21,638,621	18,827,203

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, undesignated, $.01 par value per share; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 40,050,228 and 39,993,822 shares issued and outstanding, respectively	400,502	399,938
Additional paid-in capital	262,970,320	261,667,232
Accumulated deficit	(247,577,110)	(239,143,769)

Total stockholders’ equity	15,793,712	22,923,401

Total liabilities and stockholders’ equity	$37,432,333	$41,750,604

The accompanying notes are an integral part of the consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Contract	$2,338,759	$6,252,537
Product	2,102,005	646,825
Service	1,659,357	1,524,272

Total revenue	6,100,121	8,423,634

Cost of revenue
Contract	2,506,933	6,476,474
Product	1,823,964	520,604
Service	1,688,658	1,793,210

Total cost of revenue	6,019,555	8,790,288

Gross margin	80,566	(366,654)

Operating expenses:
Research and development:
Depreciation and amortization	66,292	102,489
Other research and development (includes stock based compensation of $11,694 and $24,081, respectively)	924,512	662,846
Restructuring costs	—	562,375
Selling, general and administrative:
Depreciation and amortization	337,653	1,576,765
Other selling, general and administrative (includes stock based compensation of $248,645 and $388,868, respectively)	4,112,486	11,497,980

Total operating expenses	5,440,943	14,402,455

Loss from operations	(5,360,377)	(14,769,109)
Interest income	41,972	250,442
Interest expense	(3,710,012)	(175,288)
Other income	595,076	64,515

Net loss	$(8,433,341)	$(14,629,440)

Basic and diluted net loss per share	$(0.21)	$(0.37)

Shares used in computing basic and diluted net loss per share	39,994,442	39,611,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

DISTRIBUTED ENERGY SYSTEMS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,433,341)	$(14,629,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549,697	1,873,070
Provision for bad debts	(73,832)	61,049
Accretion of discounts on marketable securities	—	(45,314)
Amortization of debt discount	3,071,825	—
Amortization of financing costs	10,006	—
Non-cash stock-based expense	236,762	418,054
Warrants issued to MSW	—	5,841,471
(Gain)/loss on disposal of assets	(10,843)	21,294
Loss from sale of marketable securities	—	2,175
Changes in operating assets and liabilities, excluding effect of acquisition:
Accounts receivable	1,300,530	103,178
Inventories and deferred costs	(259,045)	(488,315)
Costs in excess of billings	917,617	(553,924)
Other current and non-current assets	138,142	267,684
Accounts payable and accrued expenses	(870,388)	(352,685)
Accrued taxes payable	(20,185)	(84,071)
Billings in excess of costs	(517,068)	(732,741)
Deferred revenue and customer advances	747,419	(396,401)

Net cash used in operating activities	(3,212,704)	(8,694,916)

Cash flows from investing activities:
Purchases of fixed assets	(22,695)	(102,218)
Proceeds from maturities and sales of marketable securities	—	5,935,077
Restricted cash	250,426	(80,926)

Net cash provided by investing activities	227,731	5,751,933

Cash flows from financing activities:
Borrowings from long-term debt	1,500,000	—
Debt principal payments	(54,730)	(223,004)
Proceeds from sale of common stock, net	21,435	44,657
Proceeds from exercise of stock options	—	167,164

Net cash provided by (used in) financing activities	1,466,705	(11,183)

Net decrease in cash	(1,518,268)	(2,954,166)
Cash and cash equivalents at beginning of year	5,085,462	4,911,704

Cash and cash equivalents at end of period	$3,567,194	$1,957,538

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

Our financial condition has continued to deteriorate significantly since December 31, 2007. We incurred significant operating losses and used cash in our operating activities in the three months ended March 31, 2008. We do not expect that our existing capital resources will be sufficient to operate our business beyond early to mid-June 2008. We have been attempting for several months to secure alternative financing without success to date. We are continuing to seek alternatives that would allow us to continue to operate our business, including obtaining additional debt or equity financing, recapitalizing, reorganizing, and/or selling some or all of our assets. If we are unable to successfully secure additional capital by early to mid-June 2008, we will likely need to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. In that event, the potential for any residual value in our common stock is remote. Perseus has a security interest in all of our assets and those of our material subsidiaries. As a secured creditor, Perseus would have the right to be repaid ahead of our stockholders, as would our unsecured creditors. Perseus has expressly reserved all of its rights as a secured creditor.

In addition, the events of default under our debt agreements with Perseus include any time that our net working capital or our unrestricted cash and cash equivalents fall below specified levels. On May 8, 2008, we and Perseus amended our debt agreements to provide that a default would occur any time (1) our net working capital falls below $2.0 million or (2) our unrestricted cash and cash equivalents fall below $2.0 million, excluding proceeds from any sale of assets outside the ordinary course. After May 16, 2008, unless Perseus agrees to a further amendment to its agreements, these default levels will return to their original levels, such that a default will occur any time (1) our net working capital falls below $3.5 million or (2) our unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Perseus agreements would permit them to accelerate all the amounts we owe them, which as of May 8, 2008 totaled approximately $18.0 million. It is likely that we will fail to meet one of these two tests even before early to mid June 2008. In that case, if Perseus were unwilling to waive the default, we would likely be required to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. As of May 8, 2008, our net working capital, as defined in the Perseus agreements, was approximately $3.0 million and our unrestricted cash and cash equivalents were approximately $3.3 million.

Our ability to secure additional capital or debt funding in the very near future on terms acceptable to us, or at all, is uncertain and will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors, together with the short amount of time we have to secure financing, may make the terms and conditions of additional funding unattractive. Any party who might provide us with additional equity or debt capital might condition that financing on our making a bankruptcy filing in conjunction with the financing. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders. If we secure additional debt financing, existing stockholders will be subordinate to the debtholders.

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The circumstances discussed in Note 1 raise substantial doubt about our ability to continue as a going concern. The realization of assets and the settlement of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets, and we might receive significantly less than their carrying amounts as shown in our condensed consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The accompanying condensed consolidated financial statements include the accounts of Distributed Energy and our wholly owned subsidiaries after elimination of significant intercompany transactions. The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying condensed consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements for the year ended December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that are not the result of transactions with owners. The following tables set forth the components of comprehensive loss resulting from our investment activities:

	Three months ended March 31,
	2008	2007
Net loss	$(8,433,341)	$(14,629,440)
Reclassification adjustments for loss from the sale of marketable securities included in net loss	—	2,175
Unrealized gain arising during the period	—	1,585

Total comprehensive loss	$(8,433,341)	$(14,625,680)

Loss Per Share

Basic EPS is calculated by dividing net income or net loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods with a net loss, no effect is given to potentially dilutive securities because the effect would be anti-dilutive. Accordingly, no effect has been given to the assumed exercise of 762,314 and 944,871 common stock options outstanding, respectively, nor the assumed exercise of 15,189,629 and 3,868,524 common stock warrants outstanding for the quarters ended March 31, 2008 and 2007, respectively, since the effect would be anti-dilutive for the reporting periods.

Recent Accounting Guidance

There are no new accounting pronouncements that we expect will have a material effect on our consolidated financial statements at this time.

3. DEBT

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
Perseus Senior Secured Convertible Promissory Note, net of $8,761,296 and $10,804,815 debt discount at March 31, 2008 and December 31, 2007	$8,407,364	$4,385,253
VEDA Barre, Vermont facility mortgage	601,725	610,256
Waring Investments, Vermont facility mortgage	838,446	847,671

	9,847,535	5,843,180
Less current portion	9,847,535	5,843,180

	$—	$—

Perseus Senior Secured Convertible Promissory Note

On March 13, 2008, we entered into a First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement, or the Amendment, with Perseus. The Amendment amends the Securities Purchase Agreement and the related Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement agreements executed by us and Perseus in 2007.

Pursuant to the Amendment, we agreed to sell and issue to Perseus, and Perseus agreed to purchase, an Additional Investment Note, or the Additional Note. The Additional Note has an original principal amount of $1.5 million, bears interest at 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. At Perseus’s election, the Additional Note and any Additional Notes issued to Perseus are convertible into shares of our common stock at a conversion price of $0.33 per share compared to the closing stock price of $0.56 of our common stock at the time the Additional Note was issued. As a result, the Additional Note contains a beneficial conversion feature. We accounted for the beneficial conversion feature under EITF 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, to Certain Convertible Instruments”. We calculated the Additional Note has a beneficial conversion of approximately $1.0 million. The beneficial conversion feature was recorded as a debt discount and an increase additional paid in capital. In addition, we recorded approximately $3.6 million of total interest expense related to the Perseus loans, including stated interest, amortization of debt discount and amortization of debt issuance costs for the three months ended March 31, 2008. Assuming that we pay all stated interest in kind and Perseus fully converts all loans made to us, Perseus would receive 35,745,888 shares of our common stock.

The Additional Note contains customary affirmative and negative covenants and is secured by a security interest in all of our assets and those of our material subsidiaries. In addition, pursuant to the Amendment, in the event of an investment by an investor approved by Perseus in a project, joint venture, partnership or other transaction for the purpose of developing our wind turbine products, we agreed to:

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

The events of default under our debt agreements with Perseus include any time that our net working capital or our unrestricted cash and cash equivalents fall below specified levels. On May 8, 2008, we and Perseus amended our debt agreements to provide that a default would occur any time (1) our net working capital falls below $2.0 million or (2) our unrestricted cash and cash equivalents fall below $2.0 million, excluding proceeds from any sale of assets outside the ordinary course. After May 16, 2008, unless Perseus agrees to a further amendment to its agreements, these default levels will return to their original levels, such that a default will occur any time (1) our net working capital falls below $3.5 million or (2) our unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Perseus agreements would permit them to accelerate all the amounts we owe them, which as of May 8, 2008 totaled approximately $18.0 million. It is likely that we will fail to meet one of these two tests even before early to mid June 2008. In that case, if Perseus were unwilling to waive the default, we would likely be required to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. As of May 8, 2008, our net working capital, as defined in the Perseus agreements, was approximately $3.0 million and our unrestricted cash and cash equivalents were approximately $3.3 million.

Classification of Debt

The Company’s Vermont facility mortgage with Waring Investments contains a material adverse change clause which allows the bank, at its option, to declare the loan to be in default and immediately payable if they believe there has been a material adverse change in our financial condition. The Company’s loan agreements with Perseus and the Vermont Economic Development Authority (“VEDA”) each contain cross-default provisions which provide that any event of default in any secured borrowing would result in the Perseus and VEDA loans being in default and immediately payable. Accordingly, the Merchant Bank loans, and the Perseus and VEDA loans with cross-default provisions, have been classified as short term.

4. INVENTORIES AND COSTS AND BILLINGS ON CONTRACTS IN PROGRESS

	March 31, 2008	December 31, 2007
Raw materials	$3,480,485	$2,752,230
Work in process	1,055,783	1,315,263
Finished goods	1,146,771	1,004,060

	$5,683,039	$5,071,553

Inventories are stated at the lower of cost or market value. Cost is determined by the average cost method.

The information on costs and billings on contracts in progress accounted for under the percentage-of-completion method is as follows:

	March 31, 2008	December 31, 2007
Costs incurred and estimated earnings on contracts in progress	$29,248,525	$36,212,634
Less: billings to date	28,587,776	35,151,336

Costs and earnings in excess of billings, net	$660,749	$1,061,298

	March 31, 2008	December 31, 2007
Costs in excess of billings on contracts in progress	$1,065,166	$1,982,783
Billings in excess of costs on contracts in progress	(404,417)	(921,485)

Costs and earnings in excess of billings, net	$660,749	$1,061,298

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Accrued warranty	$612,043	$570,061
Accrued purchases	201,945	316,167
Accrued project losses	1,184,944	1,368,944
Accrued interest	497,551	472,602
Other accruals	351,550	599,494

	$2,848,033	$3,327,268

6. STOCK-BASED COMPENSATION

Director Compensation

In the first quarter of 2008, the Company granted a total of 511,800 common stock options to its non-employee directors at prices of $0.53 - $0.57 per share, all shares vesting immediately upon grant. In connection with the appointment in November 2007 of Bernard H. Cherry as the Company’s interim chief executive officer, Mr. Cherry no longer receives compensation as chairman of the Company’s board of directors. The non-cash stock compensation cost of approximately $267,000 for the three months ended March 31, 2008 is reflected in selling, general and administrative expenses.

In January 2007, the Company granted a total of 75,040 shares of restricted common stock to its non-employee directors at a price of $3.63 per share, all shares vesting monthly over a one-year period. The non-cash stock compensation cost of approximately $66,000 for the three months ended March 31, 2007 is reflected in selling, general and administrative expenses.

7. RESTRUCTURING AND RELATED COSTS

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

As a result, during the year ended December 31, 2007, the Company recorded severance charges of approximately $703,000. These costs are accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and were included as a charge to the results of operations for the year ended December 31, 2007. For the quarter ended March 31, 2007, the Company recorded severance charges of approximately $562,000. Any subsequent changes to the estimates of executing the currently approved plans of restructuring will be reflected in current results of operations.

As a result of its decision to exit the Waitsfield facility and consolidate its Northern operations in Barre, Vermont by June 30, 2007, the Company revised the estimated useful life and estimated residual value of the Waitsfield facility and accelerated the related depreciation charges. Therefore, the Company recorded additional depreciation expense of approximately $2.4 million for the year ended December 31, 2007 to reduce the facility to its estimated net residual value of approximately $2.0 million. For the quarter ended March 31, 2007, the Company recorded additional depreciation expense of approximately $1.2 million. These depreciation charges are included in selling, general and administrative expenses.

8. STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity were as follows (in thousands):

Balance at December 31, 2007	$22,923
Net loss	(8,433)
Issuance of common stock from ESPP program exercises	21
Beneficial conversion feature pursuant to Perseues Additional Note	1,046
Stock based compensation	237

Balance at March 31, 2008	$15,794

Warrants

On March 7, 2007, we entered into a Joint Venture Agreement with Morgan Stanley Wind LLC (“MSW”), a subsidiary of Morgan Stanley. This agreement established a framework for the Company and Morgan Stanley to work together to develop, finance, own and operate projects utilizing waste-to-energy technology, combined-heat-and-power technology and other advanced energy technologies.

In connection with the execution of the Morgan Stanley Wind LLC Joint Venture Agreement, we issued to MSW on March 7, 2007 a Common Stock Purchase Warrant entitling MSW to purchase up to 8% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. We estimated the fair value of the warrant issued under this arrangement using a binomial lattice model. The fair value of the warrants at March 7, 2007 was determined to be $1.51 per share. As a result we recorded a non-cash charge of approximately $5,841,000 associated with 3,868,524 shares issuable under this agreement during the three months ended March 31, 2007.

The joint venture agreement was terminated in January 2008 at which time we received a one-time payment of $500,000 from MSW for our entire ownership share of the joint venture. The one-time payment is included in other income for the three months ended March 31, 2008. The warrant to purchase up to 8% of our common stock survives the termination of the joint venture. As of March 31, 2008, the warrant issued to MSW allows them to purchase 10,551,602 shares of common stock.

Common stock warrants were issued in 2007 to Perseus pursuant to the Senior Secured Convertible Promissory Note. The Initial Warrant is exercisable for five years and gives Perseus the right to purchase up to 7,954,536 shares of our common stock at an exercise price of $0.80 per share. The Subsequent Warrant is exercisable for five years and gives Perseus the right to purchase up to 34,989,629 shares of our common stock at exercise prices ranging from $0.80 to $3.00 per share.

9. COMMITMENTS AND CONTINGENCIES

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

A special litigation committee of the board of directors has authorized Proton to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding, which was negotiated among class plaintiffs, all issuer defendants and their insurers. The parties negotiated a settlement which is subject to approval by the court. On February 15, 2005, the court issued an opinion and order preliminarily approving the settlement, provided that the parties agreed to a modification narrowing the scope of the bar order set forth in the original settlement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. Proton believes it has meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, there can be no assurances that we will be successful, and an adverse resolution of the lawsuits could have a material adverse effect on our financial position, results of operations and cash flows when resolved. Proton is not presently able to reasonably estimate potential losses, if any, related to the lawsuits. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial.

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

On October 19, 2007, Aarhus filed suit against us in the Superior Court of New Jersey, Essex County, alleging breach of contract, breach of warranty and negligence and seeking compensatory and consequential damages in excess of $4 million. We have two applicable insurance polices in an aggregate amount of $3 million, and both insurance carriers are participating in the defense of the claims. We believe we have meritorious defenses to the claims made in the complaint, and we intend to contest the lawsuit vigorously. There can be no assurances that we will be successful in our defense of the claims, however, and an adverse resolution of the lawsuit could exceed our insurance coverage and could have a material adverse effect on our financial position, results of operation and cash flows when resolved. The range of potential loss for this matter is $0 to $4 million. We have accrued approximately $0.8 million for this matter, which represents our best estimate of the potential loss in this matter. The amount accrued does not consider any proceeds we would receive from our insurance coverage.

Warranty

The changes in the carrying amount of warranties are as follows:

	2008	2007
Balance as of December 31:	$570,061	$813,445
Warranties issued in period	281,587	175,281
Adjustments to provision	(180,535)	(36,590)
Warranty claims	(59,070)	(127,771)

Balance as of March 31:	$612,043	$824,365

Sales and Use Tax Relief Program Recapture

In connection with the construction of its Wallingford facility, Proton entered into a Sales and Use Tax Relief Program Implementing Agreement (the “Agreement”) with the Connecticut Development Authority (the “Authority”). The Agreement contains certain recapture clauses. The aggregate maximum dollar amount of all recaptured tax benefits and penalties payable by Proton to the Authority under the Agreement is $419,250. Proton was required under the Agreement to place $419,250 in escrow related to these recapture clauses. By agreement the amount held in escrow was reduced to $296,325 as of March 31, 2008 and is included in short-term restricted cash.

State Income, Sales, Property and Franchise Tax Accruals

The Company has recorded, within current liabilities, tax accruals of approximately $395,000 and $415,000 for certain state income and sales tax contingencies for which there may be exposure at March 31, 2008 and December 31, 2007, respectively. The determination of the amount of the accrual requires significant judgment. The assumptions used in determining the estimate of the accrual is subject to change and the actual amount could be greater or less than the accrued amount. There were no significant changes in these estimates for any period presented.

10. SEGMENT FINANCIAL DATA

Management has chosen to organize its enterprise around its two operating subsidiaries, Proton and Northern. Proton, our hydrogen generator and fuel cell business, develops and manufactures proton exchange membrane, or PEM, electrochemical products. Northern, our wind turbine and power electronics business, is currently focused on the design and sale of direct drive wind turbines and associated power electronics for industrial, commercial and government customers. In 2007 and prior, Northern was engaged primarily in the design and installation of stand-alone and grid-connected electric power systems. For management reporting and control, the Company is divided into the operating segments as presented below. Each segment has general autonomy over its business operations. Financial information by operating segment is summarized below.

	Three Months Ended March 31,
	2008	2007
Revenues:
Proton	$4,540	$2,031
Northern	1,560	6,393

Consolidated	$6,100	$8,424

	Three Months Ended March 31,
	2008	2007
Loss from operations:
Proton	$(522)	$(1,413)
Northern	(2,980)	(5,513)
Eliminations and other	(1,858)	(7,843)

Consolidated	$(5,360)	$(14,769)

	Three Months Ended March 31,
	2008	2007
Net loss:
Proton	$(513)	$(1,410)
Northern	(2,994)	(5,576)
Eliminations and other	(4,926)	(7,643)

Consolidated	$(8,433)	$(14,629)

	March 31, 2008	December 31, 2007
Total assets:
Proton	$64,166	$65,473
Northern	14,095	15,648
Eliminations and other	(40,829)	(39,370)

Consolidated	$37,432	$41,751

All assets of the Company are located in the United States.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007. This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations and contain projections of our future results of operation or of our financial position or state other forward-looking information. However, there may be events in the future that we are unable to predict accurately or control. The factors in the section captioned “Critical Accounting Policies” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007, and below in this Form 10-Q under the “Risk Factors” and “Legal Proceedings” captions, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Update on our Financial Condition

Our financial condition has continued to deteriorate significantly since December 31, 2007. We incurred significant operating losses and used cash in our operating activities in the three months ended March 31, 2008. We do not expect that our existing capital resources will be sufficient to operate our business beyond early to mid-June 2008. We have been attempting for several months to secure alternative financing without success to date. We are continuing to seek alternatives that would allow us to continue to operate our business, including obtaining additional debt or equity financing, recapitalizing, reorganizing, and/or selling some or all of our assets. If we are unable to successfully secure additional capital by early to mid-June 2008, we will likely need to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. In that event, the potential for any residual value in our common stock is remote. Perseus has a security interest in all of our assets and those of our material subsidiaries. As a secured creditor, Perseus would have the right to be repaid ahead of our stockholders, as would our unsecured creditors. Perseus has expressly reserved all of its rights as a secured creditor.

In addition, the events of default under our debt agreements with Perseus include any time that our net working capital or our unrestricted cash and cash equivalents fall below specified levels. On May 8, 2008, we and Perseus amended our debt agreements to provide that a default would occur any time (1) our net working capital falls below $2.0 million or (2) our unrestricted cash and cash equivalents fall below $2.0 million, excluding proceeds from any sale of assets outside the ordinary course. After May 16, 2008, unless Perseus agrees to a further amendment to its agreements, these default levels will return to their original levels, such that a default will occur any time (1) our net working capital falls below $3.5 million or (2) our unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Perseus agreements would permit them to accelerate all the amounts we owe them, which as of May 8, 2008 totaled approximately $18.0 million. It is likely that we will fail to meet one of these two tests even before early to mid June 2008. In that case, if Perseus were unwilling to waive the default, we would likely be required to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. As of May 8, 2008, our net working capital, as defined in the Perseus agreements, was approximately $3.0 million and our unrestricted cash and cash equivalents were approximately $3.3 million.

Our ability to secure additional capital or debt funding in the very near future on terms acceptable to us, or at all, is uncertain and will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors, together with the short amount of time we have to secure financing, may make the terms and conditions of additional funding unattractive. Any party who might provide us with additional equity or debt capital might condition that financing on our making a bankruptcy filing in conjunction with the financing. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders. If we secure additional debt financing, existing stockholders will be subordinate to the debtholders.

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

The circumstances discussed above raise substantial doubt about our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets, and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, depreciable lives of equipment, warranty obligations and contingency accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in our Annual report on Form 10-K for the fiscal year ended December 31, 2007. Our audit committee has discussed our critical accounting policies with management and our independent registered public accounting firm.

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

Revenue Recognition—Contract Revenue

We principally generate commercial contract revenue from projects in our remote infrastructure, on-site generation, and renewable energy field product lines at our Northern Power segment. For projects with a duration of greater than three months where we have the ability to reasonably estimate total project costs to complete the contract, we recognize revenue utilizing the percentage-of-completion method as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” or SOP 81-1, based on the relationship of costs incurred to total estimated contract costs. Where we do not have the ability to estimate costs or the contract contains restrictive provisions, such as title not transferring until the end of the contract, we use the completed contract method under SOP 81-1. The selection of methods under SOP 81-1 in some circumstances can be subject to our judgment. For the three months ended March 31, 2008 and 2007, approximately 68% and 84% of our contract revenue, respectively, was recognized under the percentage-of-completion method.

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

The recognition of revenue from contracts accounted for under SOP 81-1 requires significant judgment to estimate the costs to complete contracts in progress, which has a significant impact on the amount and timing of recognition of revenue, cost of sales, gross margin and the recording of assets and liabilities. Contract costs may be incurred over a period of several months to several years and the long-term nature and complexity of these contracts can affect our ability to estimate costs precisely. For example, delays, changes in scope, increases in labor and material costs or other unforeseen events could result in actual costs to complete being different from our original estimates, and those differences could be material. During the three months ended March 31, 2008, we experienced increased estimated costs to complete on certain contracts which reduced or eliminated our estimated gross margin on these contracts. Change orders that modify the scope of contracts are common in our business and often require significant judgment and estimation due to the uncertainty of negotiating with customers. We base our estimates on historical experience, vendor quotes, and other projected costs we expect to incur over the term of the contract. We review and update our cost estimates on a quarterly basis or when circumstances change and warrant a modification to a previous estimate. If our estimates of the costs to complete a contract exceed anticipated revenue on a contract, we immediately recognize a loss at the time the loss becomes anticipated. Estimates of costs to complete that are too low would result in revenue being recognized too early and gross margins being too high at the onset of the contract. Our gross margin percentage for contract revenue may be affected by these changes in estimates and was (7)% and (4)% for the three months ended March 31, 2008 and 2007, respectively.

Revenue Recognition—Service Revenue

For service and repair contracts, we recognize revenue as work is performed. For operating and maintenance contracts where we have agreed to provide routine maintenance services over a period of time for a fixed price, we recognize revenue ratably over the service period.

Warranty Costs

Our warranty to customers is limited to replacement parts and services and generally expires one year from the date of shipment or contract completion, except with respect to laboratory hydrogen generators, where the warranty period is two years. We record estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs; this estimate is principally based on historical experience. The accounting for warranties requires us to make assumptions and apply judgments when estimating product failure rates and expected material and labor costs. We make adjustments to accruals as warranty claim data and historical experience warrant. If actual results are not consistent with the assumptions and judgments used to calculate our warranty liability, because either failure rates or repair costs differ from our assumptions, we may be exposed to gains or losses that could be material. A 10% change in the warranty reserve at March 31, 2008 would have affected our pre-tax loss by approximately $60,000 for the three months ended March 31, 2008.

Inventory

We record inventory at the lower of cost or market value. We determine cost by the first-in, first-out method. This policy requires us to write down our inventory for the excess of the carrying value, which is typically the original cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon on our assumptions regarding forecasted consumer demand, market conditions, inventory aging and technological obsolescence. If any of our estimates are inaccurate, for example because of changes in technology that affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established reserve, and those gains and losses could be material. A 10% change in our inventory reserve as of March 31, 2008 would have affected our pre-tax loss by approximately $58,000 for the three months ended March 31, 2008.

Recent Accounting Guidance

There are no new accounting pronouncements that we expect will have a material effect on our consolidated financial statements at this time.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and the Three Months Ended March 31, 2007

Revenues:

Net revenues	Quarter Ended		Increase (decrease)
	March 31, 2008	March 31, 2007
Contract	$2,338,759	$6,252,537	$(3,913,778)	-63%
Product	2,102,005	646,825	1,455,180	225%
Service	1,659,357	1,524,272	135,085	9%

Total	$6,100,121	$8,423,634	$(2,323,513)	-28%

The net decrease in contract revenues is a result of decreased revenue associated with our Northern subsidiary, offset in part by increased revenue associated with our Proton subsidiary. Northern’s contract revenues decreased approximately $4.7 million in the first quarter of 2008 compared to the same period in 2007. Throughout 2007 our deteriorating financial condition made orders difficult to obtain and our products in the power distributor, oil and gas and contract research and development businesses were not competitive. Accordingly, we concluded in 2007 that Northern’s primary focus would be on the design and sale of its 100 kilowatt direct drive wind turbines and associated power electronics. As a result of this decision, we have been completing our in-process projects in the distributed power and engineering, procurement and construction businesses; fewer contracts remain active in 2008 and we did not sign any new contracts in these areas in the first quarter of 2008. The decrease in Northern’s contract revenue was partially offset by an approximate $0.8 million increase in Proton’s contract revenue resulting from a consistent government contract base and the expansion of a hydrogen refueling project in the first quarter of 2008 compared to the first quarter of 2007.

The increase in product revenue of $1.5 million in the first quarter of 2008 compared to the first quarter of 2007 relates to increased shipments of Proton HOGEN S series units, HOGEN H series units, and laboratory generators.

The following table presents hydrogen generator unit shipment details:

	Quarter Ended		Increase (decrease)
Hydrogen generator unit shipments	March 31, 2008	March 31, 2007
S series	7	2	5
H series	8	3	5
Laboratory generators	18	12	6

Total	33	17	16

As of March 31, 2008, our backlog was valued at approximately $11.3 million, consisting of contract and service backlog valued at approximately $1.2 million for Proton and $1.0 million for Northern and product backlog valued at approximately $2.3 million for Proton and $6.8 million for Northern.

Costs of revenue:

Cost of revenues	Quarter Ended		Increase (decrease)
	March 31, 2008	March 31, 2007
Contract	$2,506,933	$6,476,474	$(3,969,541)	-61%
Product	1,823,964	520,604	1,303,360	250%
Service	1,688,658	1,793,210	(104,552)	-6%

Total	$6,019,555	$8,790,288	$(2,770,733)	-32%

Cost of contract revenues as a percentage of contract revenues increased from 104% in the first quarter of 2007 to 107% in the first quarter of 2008. Northern’s costs of contract revenues as a percentage of revenues increased from 111% in the first quarter of 2007 to 246% in the first quarter of 2008. This increase in costs as a percentage of contract revenues and decrease in gross margins is due to additional cost overruns due to changing conditions particularly in Northern’s on-site power distributor business and increased warranty expenses in 2008. Proton’s cost of contract revenue as a percentage of contract revenue increased from 70% for the three months ended March 31, 2007 to 76% for the comparable 2008 period. The decrease in gross margin on Proton’s contracts was due to a change in contract mix from higher margin fixed-price and cost-plus-fixed-fee contracts to lower margin cost-share arrangements.

Cost of product revenue as a percentage of product revenue increased from 80% in the first quarter of 2007 to 87% in the first quarter of 2008. The increase in cost of product revenue as a percentage of revenue was primarily attributable to certain competitive international sales with Proton’s hydrogen generators in 2008 as compared to the 2007 period.

Cost of service revenue as a percentage of service revenue decreased from 118% in the first quarter of 2007 to 102% in the first quarter of 2008. The decrease in cost of service revenue as a percentage of service revenue was due to infrastructure cost reductions related to our 2007 strategic reorganization (Refer to Note 7 of the financial statements for information related to our 2007 strategic reorganization) offset in part by increased service costs as a percentage of service revenue due to the change in Northern’s mix of service contracts from higher margin international field service contracts to lower margin long-term domestic operating and maintenance contracts.

Research and development expenses:

The following chart reflects the amounts and percentage change of significant research and development items:

Research and development	Quarter Ended		Increase (decrease)
	March 31, 2008	March 31, 2007
Employee related	$653,884	$620,032	$33,852	5%
Project material	132,972	77,868	55,104	71%
Depreciation and amortization	66,292	102,489	(36,197)	-35%
Stock based compensation	11,694	24,081	(12,387)	-51%
Other	125,962	(59,135)	185,097	313%

Total	$990,804	$765,335	$225,469	29%

The increase in other research and development results from a $162,000 credit received from the Connecticut Clean Energy Fund in the first quarter of 2007. We did not receive a similar credit from the Connecticut Clean Energy Fund in the first quarter of 2008.

Selling, general and administrative expenses:

The following chart reflects the amounts and percentage change of significant selling, general and administrative items:

	Quarter Ended		Increase (decrease)
Selling, general and administrative	March 31, 2008	March 31, 2007
Employee related	$1,682,910	$3,020,469	$(1,337,559)	-44%
Marketing and advertising	190,767	225,156	(34,389)	-15%
Depreciation, amortization	337,653	1,576,765	(1,239,112)	-79%
Stock based compensation	248,645	388,868	(140,223)	-36%
Legal, consulting and accounting	1,130,618	961,147	169,471	18%
Other	859,546	6,902,340	(6,042,794)	-88%

Total	$4,450,139	$13,074,745	$(8,624,606)	-66%

The decrease in employee-related costs for the three months ended March 31, 2008 is directly related to our 2007 strategic reorganization. Depreciation and amortization decreased in the first quarter of 2008 as compared with the same period of 2007 at which time we accelerated the depreciation related to our Waitsfield, VT facility based on our plan to cease using the facility by June 30, 2007. The decrease in other selling, general and administrative primarily relates to $5.8 million of non-cash charges associated with warrants issued to Morgan Stanley Wind, LLC in connection with the Joint Venture Agreement.

Interest income: Interest income decreased from $250,000 for the three months ended March 31, 2007 to $42,000 for the comparable period in 2008. The decrease is attributable to lower cash balances and lower interest rates. The average interest rates for the three months ended March 31, 2008 and 2007 were approximately 4.4% and 5.1%, respectively. The average cash and marketable securities balances for the three months ended March 31, 2008 and 2007 were approximately $3.9 million and $14.1 million, respectively.

Interest expense: Interest expense increased from $175,000 for the three months ended March 31, 2007 to $3.7 million for the comparable period in 2008. The increase was primarily the result of interest charges associated with our notes payable to Perseus described in the Update on our Financial Condition section above. These charges include amortization of the debt discount, debt issuance costs, and beneficial conversion feature related to these notes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception in August 1996 through March 2008, we and our predecessor, Proton, have financed our operations through convertible preferred stock issuances, an initial public offering, an equity distribution agreement and debt that, in total, raised approximately $224.2 million. As of March 31, 2008, we had $3.6 million in cash and cash equivalents.

Our financial condition has continued to deteriorate significantly since December 31, 2007. We incurred significant operating losses and used cash in our operating activities in the three months ended March 31, 2008. We do not expect that our existing capital resources will be sufficient to operate our business beyond early to mid-June 2008. We have been attempting for several months to secure alternative financing without success to date. We are continuing to seek alternatives that would allow us to continue to operate our business, including obtaining additional debt or equity financing, recapitalizing, reorganizing, and/or selling some or all of our assets. If we are unable to successfully secure additional capital by early to mid-June 2008, we will likely need to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. In that event, the potential for any residual value in our common stock is remote. Perseus has a security interest in all of our assets and those of our material subsidiaries. As a secured creditor, Perseus would have the right to be repaid ahead of our stockholders, as would our unsecured creditors. Perseus has expressly reserved all of its rights as a secured creditor.

In addition, the events of default under our debt agreements with Perseus include any time that our net working capital or our unrestricted cash and cash equivalents fall below specified levels. On May 8, 2008, we and Perseus amended our debt agreements to provide that a default would occur any time (1) our net working capital falls below $2.0 million or (2) our unrestricted cash and cash equivalents fall below $2.0 million, excluding proceeds from any sale of assets outside the ordinary course. After May 16, 2008, unless Perseus agrees to a further amendment to its agreements, these default levels will return to their original levels, such that a default will occur any time (1) our net working capital falls below $3.5 million or (2) our unrestricted cash and cash equivalents fall below $1.0 million, excluding proceeds from any sale of assets outside the ordinary course. Any event of default under the Perseus agreements would permit them to accelerate all the amounts we owe them, which as of May 8, 2008 totaled approximately $18.0 million. It is likely that we will fail to meet one of these two tests even before early to mid June 2008. In that case, if Perseus were unwilling to waive the default, we would likely be required to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business. As of May 8, 2008, our net working capital, as defined in the Perseus agreements, was approximately $3.0 million and our unrestricted cash and cash equivalents were approximately $3.3 million.

Our ability to secure additional capital or debt funding in the very near future on terms acceptable to us, or at all, is uncertain and will be subject to a number of factors, including market conditions, our operating performance, the consent of our existing lenders and investor sentiment. These factors, together with the short amount of time we have to secure financing, may make the terms and conditions of additional funding unattractive. Any party who might provide us with additional equity or debt capital might condition that financing on our making a bankruptcy filing in conjunction with the financing. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders. If we secure additional debt financing, existing stockholders will be subordinate to the debtholders.

Cash used in operating activities was $3.2 million for the three months ended March 31, 2008 and was primarily attributable to our net loss, partially offset by non-cash charges to income such as depreciation, amortization, amortization of debt discount and financing costs, and stock compensation, as well as decreases in accounts receivable and costs in excess of billings and an increase in deferred revenue and customer advances. The one-time cash payment received in the first quarter of 2008 from Morgan Stanley Wind LLC for our entire ownership share of the terminated joint venture generated operating cash of $0.5 million in the first quarter of 2008 and is included in other income. Cash used in operating activities was $8.7 million for the three months ended March 31, 2007 and was primarily attributable to our net loss, increases in inventories as a result of less than expected demand for HOGEN hydrogen generators in the first quarter of 2007 and increases in costs in excess of billings, partially offset by non-cash depreciation, amortization, expense for warrants issued and stock compensation expense, and a decrease in billings in excess of costs.

Cash provided by investing activities was $228,000 for the three months ended March 31, 2008 and was primarily attributable to the release of restricted cash. Cash provided by investing activities was $5.8 million for the three months ended March 31, 2007 and was primarily attributable to the proceeds from the maturity and sales of marketable securities.

Cash provided by financing activities was approximately $1.5 million for the three months ended March 31, 2008 and was primarily attributable to borrowings from Perseus. Cash used in financing activities was approximately $11,000 for the three months ended March 31, 2007 and was primarily attributable to payments under Proton’s and Northern’s debt agreements partially offset by proceeds received from exercised incentive options.

To address our need to raise additional working capital, we entered into three loan transactions with Perseus Partners VII, L.P., or Perseus, which are described in Notes 1 and 10 to our consolidated financial statements included in our Annual Report on Form 10-K, as well as in the notes to our condensed consolidated financial statements included in this Form 10-Q.

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

Pursuant to the Amendment, we agreed to sell and issue to Perseus, and Perseus agreed to purchase, an Additional Investment Note, or the Additional Note. The Additional Note has an original principal amount of $1.5 million, bears interest at 12.5% per annum, compounded quarterly, and is due in full on November 30, 2008. We may choose to pay the interest in cash or in kind by the issuance of additional senior secured convertible promissory notes, or the Additional Convertible Notes. At Perseus’s election, the principal and any unpaid interest under the Additional Note are convertible into shares of our common stock at a conversion price of $0.33 per share. Assuming that (a) we pay all interest in kind and (b) Perseus fully converts the Additional Note and all of the Additional Convertible Notes, Perseus would receive 4,966,213 shares of our common stock. The Additional Note contains customary affirmative and negative covenants and is secured by a security interest in all of our assets and those of our material subsidiaries.

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

The circumstances discussed above raise substantial doubt about our ability to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to raise additional capital, reduce our operating losses and operate profitably, to generate cash flows from operations, as well as our ability to maintain credit under our current debt agreements adequate to conduct our business. If we became unable to continue as a going concern, we would have to reorganize or liquidate our assets and we might receive significantly less than the value at which they are carried on our condensed consolidated financial statements.

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

At March 31, 2008, we had $0.6 million outstanding under our ten-year term note that is subject to a variable interest rate. The note bears interest at a variable rate equal to two percentage points less than the Vermont Economic Development Authority’s prevailing rate for taxable financing, which was 5% per annum at March 31, 2008, with a maturity date of October 6, 2015. If our variable interest rate were to increase or decrease by 10%, we do not believe such a change would have a material impact on our financial position or results of operations.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. Except for the first and third risk factors under the heading “Risks Relating to Our Company,” and the first risk factor under the heading “Risks Relating to Our Industry,” there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

RISKS RELATING TO OUR COMPANY

We need to raise sufficient additional funds by early to mid-June to continue operations, and we may experience an event of default under our secured debt even sooner.

Our financial condition has continued to deteriorate significantly since December 31, 2007. We incurred significant operating losses and used cash in our operating activities in the three months ended March 31, 2008. We do not expect that our existing capital resources will be sufficient to operate our business beyond early to mid-June 2008. If we are unable to successfully secure additional capital by early to mid-June 2008, we will likely need to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business.

In addition, the events of default under our debt agreements with Perseus include any time that our net working capital or our unrestricted cash and cash equivalents fall below specified levels. Any event of default under the Perseus agreements would permit them to accelerate all the amounts we owe them, which as of May 8, 2008 totaled approximately $18.0 million. It is likely that we will fail to meet one of these levels even before early to mid-June 2008. In that case, if Perseus were unwilling to waive the default, we would likely be required to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business.

Perseus has a security interest in all of our assets and those of our material subsidiaries. As a secured creditor, Perseus would have the right to be repaid ahead of our stockholders, as would our unsecured creditors. Perseus has expressly reserved all of its rights as a secured creditor. If we are required to seek protection from our creditors in a bankruptcy proceeding to reorganize or liquidate our business, the potential for any residual value in our common stock is remote.

We may not be able to execute our plan to increase revenue, improve margins and raise additional capital.

As we attempt to execute our plan to increase revenue, improve gross margin, reduce expenses, potentially sell assets and raise additional capital in order to increase our cash balance, a number of factors pose risk and uncertainty, including:

•	Our ability to enter into new contracts and receive sales orders that will generate contract, product and service revenues;

•	Our ability to achieve gross margins sufficient to cover our operating expenses and generate positive cash flow;

•	Our ability to control operating expenses;

•	Our ability to sell our Waitsfield, Vermont facility or to find additional suitable tenants;

•	The potential acceleration of debt service payments by one of our lenders as the result of subjective acceleration clauses in our debt agreements;

•

Our ability to secure additional equity capital funding or debt funding in the near future on terms acceptable to us or at all. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance, investor sentiment, and the rights of our current creditors, including Perseus. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, existing stockholders may experience dilution or be subordinated to any rights, preferences or privileges granted to the new equity holders. If we secure additional debt financing, existing stockholders will be subordinate to the debtholders.

If we are unable to execute our plan, we may have to cease operations.

As a secured creditor, Perseus has rights not available to our stockholders.

We received funding from Perseus in June and August 2007 and March 2008 in an aggregate amount of $16.5 million. We will need to repay these convertible notes with accrued interest due to Perseus in November 2008 in the amount of approximately $19.2 million. Under the terms of the securities purchase agreement, as amended, and the notes issued or issuable pursuant thereto, Perseus has rights as a secured creditor that would allow it to be repaid ahead of our stockholders, grant it veto rights over certain of our actions and permit Perseus, in its discretion, to appoint a majority of our board of directors. Perseus has a lien on the assets securing their loan. In the event that we fail to repay any of our debt as it becomes due, become insolvent or become involved in an insolvency proceeding, Perseus, as well as our other secured creditors, would have the right to foreclose on our assets. Perseus and our other secured creditors would be entitled to receive all of the proceeds from liquidating our assets ahead of our stockholders until our obligations to them are repaid in full. Additionally, Perseus’s consent is required before we can, among other things, (i) incur any debt in excess of $1,000,000, (ii) recapitalize or reorganize ourselves or any of our subsidiaries, (iii) authorize, declare or pay any dividend, (iv) redeem or repurchase any shares of our stock, except in certain limited instances, (v) make any material change in the principal line of business of ourselves or any of our subsidiaries, (vi) acquire assets or make capital expenditures in excess of $1,500,000, (vii) institute or settle any material litigation or claim, (viii) approve our annual budget, and (ix) hire a chief executive officer. We have granted Perseus a right of first refusal to fund any future financing transactions we might pursue, with limited exceptions, and we have agreed to register for resale all the shares issuable to Perseus. Perseus also has the right to appoint a majority of our board of directors. Currently, Perseus has no representatives on our board of directors.

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

In connection with our execution of the joint venture agreement with MSW in March 2007, we issued to MSW a warrant entitling them to purchase up to 10% of our common stock outstanding from time to time, including shares of common stock issuable upon the exercise of stock options, warrants and other convertible or exchangeable securities. We exited the joint venture agreement with MSW in February 2008, however the warrant we issued to MSW, which now allows them to purchase up to 8% of our common stock, remains in place. Accordingly, if we issue any new shares of our common stock, or issue any options or warrants to purchase our common stock or other securities convertible into our common stock, this will trigger a right of MSW under its warrant to acquire additional shares equal to 8% of the new issuance. This feature of the warrant has the effect of increasing the dilution to current stockholders that would result from any issuances of our common stock or securities related to our common stock, including an issuance in connection with any financing transaction we may undertake.

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

We have incurred substantial losses since we were founded and anticipate we will continue to incur substantial losses in the future. As of March 31, 2008, we had an accumulated deficit of $247.6 million. We cannot predict when we will operate profitably, if ever. We expect to continue to incur expenses related to research and development activities, expansion of our manufacturing capability and selling, general and administrative functions. As a result, we anticipate that we will continue to incur losses until we can achieve enough contract business at favorable margins and achieve high enough volumes to cost-effectively produce and sell our hydrogen generators and wind turbine products. Even if we achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Typically, sales are made to customers under single contracts. For the quarter ended March 31, 2008, our largest 5 customers accounted for 46% of our revenues and our largest 10 customers accounted for 62% of our revenues. Because such a high percentage of our sales are concentrated in so few contracts, failure by us or our customers to perform or deliver on any one of these contracts could have a major impact on our annual results of operations. In addition, most of our customer contracts are terminable on short notice. This high concentration of sales in a small number of customers also subjects us to a high degree of customer credit risk and risk of non-performance by our vendors. A single vendor’s late delivery of a key component required for a project, for example, could significantly delay our completion of the project and might trigger liquidated or consequential damages or other penalties as may be stipulated in our contracts with our customers.

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

Many of the components in our distributed generation and hydrogen generation systems, including the proton exchange membrane material used in our PEM products, hydrogen purification system and custom-designed power supplies used in our products, are available only from a limited number of suppliers and in some cases only a single supplier. Some of our suppliers are small- and medium-size companies that may not be able to increase production in an acceptable time period or at acceptable prices or quality levels. In addition, to the extent these components are proprietary products of our suppliers, or the processes used by our suppliers to manufacture these components are proprietary, we may be unable to obtain licenses on commercially reasonable terms or at all, and we may be unable to obtain comparable components from alternative suppliers. Often our suppliers custom-engineer components to our specifications for use in our systems. Delayed deliveries, poor quality and warranty issues can delay production of our products or completion of our projects, reduce our profits and damage our relationships with our customers.

We have an agreement with one customer providing for construction of power systems that utilize Stirling engine technology. On February 16, 2007, we were notified that the manufacturer of these engines, STM Power, Inc., had ceased operations. We informed the customer that, due to STM’s cessation of operations, we are likely unable to complete and maintain these power systems as planned and on October 19, 2007, the customer filed suit against us alleging breach of contract, breach of warranty and negligence and seeking compensatory and consequential damages in excess of $4.0 million. The range of potential loss for this mater is $0 to $4.0 million. We have accrued approximately $0.8 million for this matter, which represents our best estimate of the potential loss in this matter. The amount accrued does not consider any proceeds we would receive from our insurance coverage.

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

Our backlog was approximately $11.3 million as of March 31, 2008. Our backlog includes orders under contracts that in some cases extend for several years. Our estimate of the portion of the backlog as of March 31, 2008 from which we expect to recognize revenue in fiscal 2008 may be inaccurate because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenue from some of the engagements that are included in our backlog. The actual accrual of revenue on engagements included in backlog may never occur or may change because a contract could be reduced, modified or terminated early. If we fail to realize revenue from engagements included in our backlog as of March 31, 2008, our revenue and results of operations for fiscal 2008 as well as future reporting periods may be materially harmed.

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

RISKS RELATING TO OUR INDUSTRY

We may not be able to grow our revenues in the future if a sustainable market for our wind turbine products and hydrogen generation products and services does not develop.

Our future growth will be based in part on increased demand for wind generation equipment, on the development of a mass market, particularly in the automobile industry, for PEM fuel cells that utilize our hydrogen generators as a fuel source and on growth in the use of renewable energy. These are emerging markets and it is difficult to predict the rate at which they will develop. If a sustainable market for wind and hydrogen generation products fails to develop or develops more slowly than we anticipate, our ability to grow and achieve profitability will be negatively affected. Many of the factors that influence the rate of adoption of wind and hydrogen generation technologies are out of our control. Some of these factors that we cannot control are:

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

ITEM 6. Exhibits

Exhibit 10.1 – Termination Agreement between the registrant and Morgan Stanley Wind LLC, dated as of January 16, 2008 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on January 18, 2008).

Exhibit 10.2 – Written description of the registrant’s compensation program for non-employee directors.

Exhibit 10.3 – First Amendment to Purchase Agreement, Company Security and Pledge Agreement, Subsidiary Security and Pledge Agreement and Registration Rights Agreement between the registrant, Northern Power Systems, Inc., Proton Energy Systems, Inc., Technology Drive, L.L.C. and Perseus Partners VII, L.P. dated March 13, 2008, including exhibits (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 13, 2008).

Exhibit 10.4 – Additional Investment Senior Secured Convertible Promissory Note dated March 13, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 13, 2008).

Exhibit 10.5 – First Amendment to Additional Investment Senior Secured Convertible Promissory Notes dated May 8, 2008.

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

Date: May 12, 2008	DISTRIBUTED ENERGY SYSTEMS CORP.
(Registrant)

	By:	/s/ Bernard H. Cherry
Bernard H. Cherry
Interim chief executive officer
(Principal Executive Officer)

	By:	/s/ Peter J. Tallian
Peter J. Tallian
Chief Financial Officer
(Principal Financial Officer)